Form 10-Q
period 2021-06-30
Flame Acquisition Corp.
filed 2021-08-16
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40111

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
As of August 1
6
,
2021 there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
FLAME ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$85,727	$9,014
Prepaid expenses	520,684	—
Deferred offering costs associated with IPO	—	295,209

Total current assets	$606,411	$304,223
Prepaid expenses – Non-Current	336,986
Cash Held in Trust account	287,505,710	—

Total assets	288,449,107	304,223

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$307,597	$237,254
Sponsor loans	—	43,626

Total current liabilities	307,597	280,880
Warrant Liabilities	23,185,500	—

Total liabilities	23,493,097	280,880

Commitments
Common stock subject to possible redemption, 25,995,601 s hares at redemption value	259,956,005	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,754,399 s hares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	276	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719	719
Additional paid-in capital	10,188,704	24,281
Accumulated deficit	(5,189,694)	(1,657)

Total stockholders’ equity	5,000,005	23,343

Total liabilities and stockholders’ equity	$288,449,107	$304,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2021	Six months ended June 30, 2021

Formation and operating costs	$424,566	$529,793

Loss from operations	(424,566)	(529,793)

Other income/(expense):
Interest income	4,294	5,710
Change in fair value of warrant liability	(4,860,500)	(4,383,125)
Offering cost related to warrants issuance	—	(280,829)

Total other (expense)	(4,856,206)	(4,658,244)

Net loss	(5,280,772)	(5,188,037)

Weighted average common shares outstanding, basic and diluted	9,413,822	8,371,356

Basic and diluted net loss per common share	$(0.56)	$(0.62)

The accompanying notes are an integral part of these unaudited condensed financial statements
.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(1,657)	$23,343
Sale of Units in Initial Public Offering	28,750,000	2,875	—	—	287,497,125	—	287,500,000
Sale of private placement warrants	—	—	—	—	7,750,000		7,750,000
Underwriter discount	—	—	—	—	(5,750,000)	—	(5,750,000)
Initial value of warrant liabilities	—	—	—	—	(18,802,375)	—	(18,802,375)
Other offering cost charged to Stockholders’ equity	—	—	—	—	(857,751)	—	(857,751)
Reclassification of offering costs related to warrants	—	—	—	—	280,829	—	280,829
Class A common stock subject to possible redemption	(26,523,678)	(2,652)	—	—	(265,234,128)	—	(265,236,780)
Net income	—	—	—	—	—	92,735	92,735

Balance as of March 31, 2021	2,226,322	$223	7,187,500	$719	$4,907,981	$91,078	$5,000,001
Change in Class A common stock subject to possible redemption	528,077	53	—	—	5,280,723	—	5,280,776
Net loss	—	—	—	—	—	(5,280,772)	(5,280,772)
Balance as of June 30, 2021	2,754,399	$276	7,187,500	$719	$10,188,704	$(5,189,694)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(5,188,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust account	(5,710)
Change in fair value of warrant liabilities	4,383,125
Offering costs allocated to warrants	280,829
Changes in current assets and current liabilities:
Prepaid assets	(857,670)
Accounts payable	307,597

Net cash used in operating activities	(1,079,866)

Cash Flows from Investing Activities:
Investment of cash into trust account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Repayment of promissory note to related party	(43,626)
Payments of offering costs	(799,795)

Net cash provided by financing activities	288,656,579
Net Change in Cash	76,713
Cash—Beginning	9,014

Cash—Ending	$85,727

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$264,855,760

Initial value of warrant liabilities	$18,802,375

Change in value of Class A common stock subject to possible redemption	$(4,899,756)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization, and Business Operations
Organization and General
Flame Acquisition Corp. (the “Company”) was incorporated in Delaware on October 16, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purch
a
se, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.
As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note
3
.
Simultaneously with the closing of the IPO, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, which is discussed in Note
4
.
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
Liquidity
As of June 30, 2021, the Company had cash outside the Trust Account of $85,727 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units, as well as $300,000 that was available under the Promissory Note and $365,000 that is available under the Updated Promissory Note (see Note
5
). As of June 30, 2021, there were no borrowings outstanding under other either note.
Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due
diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. Except as contemplated by the terms of the Promissory Note and Updated Promissory (see Note
5
), none of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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

Note 2— Significant Accounting Policies
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
The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, the Trust Account had $287,505,710 held in marketable securities. During the period three months and six months ended June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,995,601 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings p
e
r share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase an aggregate
 22,125,000
shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.
Below is a reconciliation of the net income per common share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Net loss	$(5,280,772)	$(5,188,037)
Less: Loss attributable to shares subject to possible redemption	(3,883)	(5,163)

Adjusted net loss	$(5,284,655)	$(5,193,200)

Weighted average shares outstanding, basic and diluted	9,413,822	8,371,356
Basic and diluted net loss per common share	$(0.56)	$(0.62)

Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $6,607,751 have been charged to stockholders’ equity (consisting of $5,750,000 of underwriting fee and $857,751 of other offering costs). Of the total transaction cost, $280,829 was reclassed to expense as a non-operating
expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date. However, for each subsequent measurement, the public warrants were measured at the Observable Quoted Price in Active Markets and the private warrants were measured using the Modified Black-Scholes Optional Pricing Model.

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share, and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.
Note 4 — Private Placement Warrants
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
Note 5 — Related Party Transactions
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

Promissory Note — Related Party
On November 25, 2020, the Company issued an unsecured promissory note to the Initial shareholders (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal am
o
unt of $300,000. The Promissory Note is
non-interest
bearing and payable on the earlier of (i) May 25, 2021 or (i) the consummation of the IPO. As of June 30, 2021, the Company had repaid the Promissory Note of $75,174 in full and no borrowings under such note are available.
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Updated Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The Updated Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2021, the Company had no borrowings under the
Updated Promissory Note.
Working Capital Loans
In order to finance transaction
 costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company, or convert them to warrants as described below. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $
1,500,000
of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $
1.00
per warrant. The warrants would be identical to the Private Placement Warrants. As of June
30
,
2021
, there were
no
borrowings under working capital loans.
Note 6 — Commitments & Contingencies
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
Business Combination Marketing Agreement
The Company has engaged underwriters as advisors in connection with its business combination to assist it in holding meetings with the Company’s stockholders to discuss the potential business combination and the target business’s attributes, introduce it to potential investors that are interested in purchasing its securities in connection with the potential business combination, assist it in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. The Company will pay the Marketing Fee (as defined in the Company’s registration statement on Form S-1, as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option.
Underwriters Agreement
On March 1, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate.
Note 7 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021, there were 2,754,399 shares issued and outstanding (excluding 25,995,601 shares subject to possible redemption)
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021, there were 7,187,500 shares of Class B common stock issued or outstanding.

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
Note 8 — Warrants
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
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a share of Class A common stock upon exercise of a warrant unless the share of Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
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

Redemption of Warrants For Cash
—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

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

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applic
a
ble state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.
Redemption of Warrants For Shares of Class
 A Common Stock
—commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants for shares of Class A common stock:

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

Note 9 — Fair Value Measurements
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$287,505,710	$287,505,710	$—	$—

	$287,505,710	$287,505,710	$—	$—

Liabilities:
Private Placement Warrants	7,804,250	—	—	$7,804,250
Public Warrants	15,381,250	—	—	$15,381,250
Transfer from Level 3 to Level 1	—	15,381,250	—	$(15,381,250)

Total Warrant Liability	$23,185,500	$15,381,250	$—	$7,804,250

The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date. However, for each subsequent measurement, the public warrants were measured at the Observable Quoted Price in Active Markets and the private warrants were measured using the Modified Black-Scholes Optional Pricing Model. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 5, 2021 (Initial Measurement)	At June 30, 2021
Stock price	$9.62	$9.66
Strike price	$11.50	$11.50
Term (in years)	5.50	5.34
Volatility	15.0%	17.3%
Risk-free rate	0.81%	0.92%
Dividend yield	0.00%	0.00%

The following table presents the changes in t
h
e fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 1, 2021	12,218,750	6,583,625	18,802,375
Change in valuation inputs or other assumptions	(287,500)	(189,875)	(477,375)

Fair value as of March 31, 2021	$11,931,250	$6,393,750	$18,325,000
Change in valuation inputs or other assumptions	3,450,000	1,410,500	4,860,500
Fair value as of June 30, 2021	$15,381,250	$7,804,250	$23,185,500

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those noted below, that would have required adjustment or disclosure in the financial statements.
The Updated Promissory Note in the amount of $365,000 was fully drawn on August 11, 2021.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 16, 2020 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering and placed in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the six months ended June 30, 2021, we had a net loss of $5,188,037. We incurred $529,793 of formation and operating costs consisting mostly of general and administrative expenses. We had interest income of $5,710 on our amounts held in the Trust Account for the six months ended June 30, 2021.
For the three months ended June 30, 2021, we had a net loss of $5,280,772. We incurred $424,566 of formation and operating costs consisting mostly of general and administrative expenses. We had interest income of $4,294 on our amounts held in the Trust Account for the three months ended June 30, 2021.

Liquidity and Capital Resources
As of June 30, 2021, we had cash of $85,727. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from our Sponsor, FLC and IFP.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts, or convert them to warrants as discussed below. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Updated Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The Updated Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2021, the Company had no borrowings under the Updated Promissory Note. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 25,931,588 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.
Net Loss per Share
We apply the
two-class
method in calculating net loss per share. Net loss per share, basic and diluted, for the Class A redeemable common stock is calculated by dividing any interest and dividends income earned on the Trust Account, net of applicable taxes, by the weighted average number of redeemable Class A common stock outstanding for the period. Net earnings per common stock share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net loss for the period, less loss attributable to the Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
common stock shares outstanding for the period.
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
and 7F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date. However, for each subsequent measurement, the public warrants were measured at the Observable Quoted Price in Active Markets and the private warrants were measured using the Modified Black-Scholes Optional Pricing Model.

Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds from our Initial Public Offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 26, 2021 and our Quarterly Report on Form 10-Q filed with the SEC on May 28, 2021. Except as set forth below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.
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
As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report on
Form 10-Q
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
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes that may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAME ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	President and Chief Executive Officer (Principal Executive Officer Officer)

Date: August 16, 2021	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Chief Financial Officer and Secretary (Principal Accounting Officer and Principal Financial Officer)