Form 10-Q
period 2021-09-30
Flame Acquisition Corp.
filed 2021-11-22
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act):
    Yes
☒
No  ☐
As of November 22, 2021 there were
28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020.	1

	Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited) and the nine months ended September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 (unaudited) and for the nine months ended September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION
FLAME ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$295,159	$9,014
Prepaid expenses	522,352	—
Deferred offering costs associated with IPO	—	295,209

Total current assets	817,511	304,223
Prepaid expenses –Non-Current	207,808	—
Investment held in Trust account	287,510,052	—

Total assets	$288,535,371	$304,223

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$331,188	$237,254
Sponsor loans	365,000	43,626

Total current liabilities	696,188	280,880
Warrant Liabilities	12,751,875	—

Total liabilities	13,448,063	280,880

Commitments
Class A Common stock subject to possible redemption, 28,750,000 shares at redemption value	287,500,000	—
Stockholders’ (deficit) equity :
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(12,413,411)	(1,657)

Total stockholders’ (deficit) equity	(12,412,692)	23,343

Total liabilities and stockholders’ (deficit) equity	$288,535,371	$304,223

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Formation and operating costs	$306,668	$836,461

Loss from operations	(306,668)	(836,461)

Other income (expense):
Interest income from Trust Account	4,342	10,052
Change in fair value of warrant liabilities	10,433,625	6,050,500
Offering costs allocated to warrants	—	(280,829)

Total other income, net	10,437,967	5,779,723

Net Income	$10,131,299	$4,943,262

Weighted average shares outstanding, redeemable Class A common stock	28,750,000	22,536,630

Basic and diluted net income per share, redeemable Class A common stock	$0.28	$0.17

Weighted average shares outstanding, non-redeemable common stock	7,187,500	6,984,890

Basic and diluted net income per share, non-redeemable common stock	$0.28	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock				Additional Paid-In Capital		Accumulated Deficit	Total Stockholders’ Equity ( Deficit )
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	7,187,500	$719		$24,281	$(1,657)	$23,343
Sale of Units in Initial Public Offering	28,750,000	2,875	—	—		287,497,125	—	287,500,000
Underwriter discount	—	—	—	—		(5,750,000)	—	(5,750,000)
Sale of Private Placement Warrants	—	—	—	—		7,750,000		7,750,000
Initial value of warrant liabilities	—	—	—	—		(18,802,375)	—	(18,802,375)
Other offering costs charged to Stockholders’ equity (deficit)	—	—	—	—		(857,751)	—	(857,751)
Offering costs allocated to warrants	—	—	—	—		280,829	—	280,829
Initial value before remeasurement to redemption value (1)	(28,750,000)	(2,875)	—	—		(268,951,453)	—	(268,954,328)
Remeasurement to redemption value (1)	—	—	—	—		(1,190,656)	(17,355,016)	(18,545,672)
Net income	—	—	—	—		—	92,735	92,735

Balance as of March 31, 2021 (1)	—	$—	7,187,500	$719		$—	$(17,263,938)	$(17,263,219)
Net loss	—	—	—	—		—	(5,280,772)	(5,280,772)

Balance as of June 30, 2021 (1)	—	$—	7,187,500	$719	$		$(22,544,710)	$(22,543,991)
Net income	—	—	—	—		—	10,131,299	10,131,299

Balance as of September 30, 2021	—	$—	7,187,500	$719	$		$(12,413,411)	$(12,412,692)

(1)	As restated for Class A shares subject to redemption (see Note 2).
The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net Income	$4,943,262
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(10,052)
Change in fair value of warrant liabilities	(6,050,500)
Offering costs allocated to warrants	280,829
Changes in current assets and current liabilities:
Prepaid expenses	(730,160)
Accounts payable and accrued expenses	331,187

Net cash used in operating activities	(1,235,434)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)

Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	281,750,000
Proceeds from issuance of Private Placement Warrants	7,750,000
Proceeds from promissory note - related party	396,548
Repayment of promissory note - related party	(75,174)
Payments of offering costs	(799,795)

Net cash provided by financing activities	289,021,579

Net Change in Cash	286,145
Cash—Beginning of period	9,014

Cash— End of period	$295,159

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption (1)	$268,954,328
Remeasurement to Initial Redemption Value (1)	$18,545,672
Initial value of warrant liabilities	$18,802,375

(1)	As restated for Class A shares subject to redemption (see Note 2).
The accompanying notes are an integral part
of
these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from changes in the fair value of warrant liabilities.
Financing
The registration statement for the Company’s IPO was declared effective on

February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at
 $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note
4
.
Simultaneously with the closing o
f
 the IPO, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, which is discussed in Note
5
.
Transaction costs amounted to $6,607,751 consisting of $5,750,000 of underwriting fees and $857,751 of other offering costs. Of the total transaction costs, $280,829 was
allocated
to expense as non-operating expense in the statement
s
of operations with the rest of the offering cost charged to stockholders’ deficit. The transaction costs were allocated based on the with and without method
, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
Trust Account
Following the closing of the IPO on March 1, 2021, an amount of $287,500,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
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
The shares of common stock subject to redemption
are
recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.
The Company will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100%
of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company for the payment of taxes, divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
The Company’s sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Warrants if the Company fails to complete the initial business combination within the Combination Period.
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
Liquidity
As of September 30, 2021, the Company had cash outside the Trust Account of $295,159 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as
$300,000 that was available under the Promissory Note and $365,000 that is available under the Updated Promissory Note (see Note 6). As of September 30, 2021, the $365,000 available under the Updated Promissory Note was fully drawn down.
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

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. Except as contemplated by the terms of the Promissory Note and Updated Promissory Note (see Note 6), the Company’s Sponsor, officers or directors are not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19 outbreak”).
In March 2020, the WHO classified
the COVID-19 outbreak
a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak
continues to evolve. The impact of
the COVID-19 outbreak
on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak
on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak
or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak
and the resulting market downturn
.
Note 2 — R
estatement
of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the Public Shares were classified as permanent equity to maintain net tangible assets greater than

$5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001.
Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so the Company believed it was appropriate to classify the portion of its Public Shares required to keep its stockholders’ equity above the
 $5,000,000 threshold as “shares not subject to redemption.”
However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include certain provisions that require classification of all Public Shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all Public Shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement
The impact of the restatement on the Company’s previously issued financial statements is reflected in the following tables:

	As Reported	Adjustment	As Restated
Financial Statement as of March 1, 2021 (as presented in the Notes to Condensed Financial Statements in Form 10-Q filed on May 28, 2021)
Balance Sheet

Class A common stock, subject to possible redemption ($)	$264,855,761	$22,644,239	$287,500,000

Class A common stock—$0.0001 par value	$226	$(226)	$—
Class B common stock—$0.0001 par value	719	—	719
Additional paid-in capital	5,288,997	(5,288,997)	—
Accumulated deficit	(289,941)	(17,355,016)	(17,644,957)

Total stockholders’ equity (deficit)	$5,000,001	$(22,644,239)	$(17,644,238)

Number of shares subject to redemption	26,485,576	2,264,424	28,750,000

Number of shares not subject to redemptio n	9,451,924	(2,264,424)	7,187,500
Financial Statements as of March 31, 2021 (per form 10-Q filed on May 28, 2021)
Balance Sheet
Class A common stock, subject to possible redemption ($)	$265,236,780	$22,263,220	$287,500,000

Class A common stock—$0.0001 par value	$223	$(223)	$—
Class B common stock—$0.0001 par value	719	—	719
Additional paid-in capital	4,907,981	(4,907,981)	—
Retained earnings (accumulated deficit)	91,078	(17,355,016)	(17,263,938)

Total stockholders’ equity (deficit)	$5,000,000	$(22,263,220)	$(17,263,220)

Number of shares subject to redemption	26,523,678	2,226,322	28,750,000

Number of shares not subject to redemptio n	9,413,822	(2,226,322)	7,187,500
Statement of Operations for the three months ended March 31, 2021
Weighted average redeemable Class A common stock outstanding (1)	7,317,308	2,373,703	9,691,011
Basic and diluted net income per Class A common share (1)	$0.01	$0.00	$0.01
Weighted average non-redeemable Class B common stock outstanding	—	6,566,011	6,566,011
Basic and diluted net income per Class B common share	$—	$0.01	$0.01
Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 (1)
Common Stock, Class A—Share s	2,226,322	(2,226,322)	—
Statement of Cash Flows for the three months ended March 31, 2021
Initial value of common stock subject to possible redemptio n	$264,855,760	$(264,855,760)	$—
Change in value of common stock subject to possible redemption	$381,020	$(381,020)	$—
Financial Statements as of June 30, 2021 (per form 10-Q filed on August 16, 2021)
Balance Shee t
Class A common stock, subject to possible redemption ($ )	$259,956,005	$27,549,705	$287,500,000

Class A common stock—$0.0001 par value	$276	(276)	—
Class B common stock—$0.0001 par value	719	—	719
Additional paid-in capital	10,188,704	(10,188,704)	—
Accumulated deficit	(5,189,694)	(17,355,016)	(22,544,710)

Total stockholders’ equity (deficit)	$5,000,004	$(27,543,995)	$(22,543,991)

Number of shares subject to redemption	25,995,601	2,754,399	28,750,000
Number of shares not subject to redemptio n	9,941,899	(2,754,399)	7,187,500
Statement of Operations for the three months ended June 30, 2021
Weighted average redeemable Class A common stock outstanding (1)	9,413,822	19,336,178	28,750,000
Basic and diluted net loss per Class A common share (1)	$(0.56)	$0.41	$(0.15)
Weighted average non-redeemable Class B common stock outstanding	—	7,187,500	7,187,500
Basic and diluted net loss per Class B common share	$—	$(0.15)	$(0.15)

	As Reported	Adjustment	As Restated
Statement of Operations for the six months ended June 30, 2021

Weighted average shares outstanding, Class A common stock subject to possible redemption	8,371,356	10,955,033	19,326,389
Basic and diluted net loss per share	$(0.62)	$0.42	$(0.20)
Weighted average shares outstanding, non-redeemable common stock	—	6,880,208	6,880,208
Basic and diluted net loss per share	$—	$(0.20)	$(0.20)
Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021(2)
Common Stock, Class A—Shares	2,754,399	(2,754,399)	—
Change in Class A common stock subject to possible redemption	5,280,776	(5,280,776)	—
Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2021 (2)
Common Stock, Class A—Shares	2,754,399	(2,754,399)	—
Statement of Cash Flows for the six months ended June 30, 2021
Initial value of common stock subject to possible redemption	$264,855,760	$(264,855,760)	$—
Change in value of common stock subject to possible redemption	$(4,899,756)	$4,899,756	$—

(1)	The previously issued financial statements did not distinguish between redeemable and non-redeemable shares in the EPS calculation
(2)
The changes to the Common stock, Additional
Paid-in
Capital, Accumulated Deficit and Total Stockholders’ Equity (Deficit) line items shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Stockholders’ Equity (Deficit)

Note 3— Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 1, 2021, as well as th
e
 Company’s Current Reports on Form
8-K.
The accompanying condensed balance sheet as of December 31, 2020 has been derived from our audited financial statements included in that prospectus. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 or December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021, the Trust Account had $287,510,052 held in marketable securities. During the period three months and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption
The Company accounts for
its
Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’
equity (
deficit
)
section of the Company’s balance sheet.
Net Income Per Share of Common Stock
The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for
22,125,000 shares of Class A common stock in the aggregate.

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$8,105,039	$3,773,670
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	28,750,000	22,536,630

Basic and Diluted net income per share, Redeemable Class A common stock	$0.28	$0.17

Non-Redeemable Ordinary shares
Numerator:
Net income allocable to Class B common stock not subject to redemption	$2,026,260	$1,169,592
Denominator:
Weighted Average Non-Redeemable common stock, Basic and Diluted	7,187,500	6,984,890

Basic and diluted net income per share	$0.28	$0.17

Offering Costs
The Company complies with the requirements of the
ASC 340
-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ deficit upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling
$6,607,751
have been charged to stockholders’ deficit (consisting of
 $5,750,000 of underwriting fee and $857,751
of other offering costs). Of the total transaction cost,
$280,829
was
allocated
to
warrants
as a non-operating expense in the
condensed
statement
s
of operations with the rest of the offering cost charged to stockholders’ deficit. The transaction costs were allocated based on the with and without method
, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
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
at the end of each reporting period.
The Company accounts for its 22,125,000 common stock warrants issued in connection with its Initial Public Offering (14,375,000) and Private Placement (7,750,000)
as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date. However, for each subsequent measurement, beginning on April 19, 2021, the public warrants were measured at the Observable Quoted Price in Active Markets and the private warrants were measured using the Modified Black-Scholes Option Pricing Model.

1
1

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
The difference between the effective rate of 0% and the statutory rate of 21% is attributable to the fact that the Company incurs a net loss before income tax.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company was incorporated in the state of Delaware and as such is subject to payment of franchise taxes there. As of September 30, 2021, $150,000 is accrued for this purpose in “Accounts payable and accrued expenses”
on the condensed balance sheet.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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
LLC (an affiliate of one
of the Company’s underwriters) (“FL Co-Investment”) collectively the (“Initial Stockholders”), purchased an aggregate of
7,750,000 Private Placement Warrants at a price of $1.00 per warrant ($7,750,000 in the aggregate),
and
each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account.
Note 6 — Related Party Transactions
Founder Shares
In November 2020, our founders acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 (the “Class B common stock”), or approximately $0.0035 per share. The Sponsor purchased 4,671,875 Founder Shares, FL
Co-Investment
purchased 1,257,813 Founder Shares and Intrepid Financial Partners purchased 1,257,812 Founder Shares. Also in November 2020, the Sponsor transferred 434,375 Founder Shares to the independent director nominees and certain individuals, including Gregory D. Patrinely, the Company’s Chief Financial Officer and Secretary, at their original purchase price. Simultaneously with such transfer, each of FL
Co-Investment
and Intrepid Financial Partners transferred 13,125 Founder Shares to our sponsor, respectively, at their original purchase price.
The Initial Stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (A) one year after the completion of a Business Combination or (B)
 subsequent to a Business Combination. Notwithstanding the foregoing, if (x) the last reported sale price of the shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, the converted Class A common stock will be released from the lock-up
.

1
2

Promissory Note — Related Party
On November 25, 2020, the Company issued an unsecured promissory note to the Initial Stockholders (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of
$300,000. The Promissory Note is
non-interest
bearing and payable on the earlier of (i) May 25, 2021 or (i) the consummation of the IPO. As of September 30, 2021, the Company had repaid the Promissory Note in full and no additional
borrowings under such note are available.
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Updated Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The Updated Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2021, the Updated Promissory Note in the amount of $365,000 was fully drawn.
Working Capital Loans
In order to finance transaction costs in connection with a Business

Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Comp
a
ny would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company, or convert them to warrants as described below. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In th
e
 event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30,2021, there were no borrowings under Working Capital Loans other than the $365,000 outstanding under the Updated Promissory Note as described above.
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
Note 8 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021, there were no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2021, there were 7,187,500 shares of Class B common stock issued or
outstanding.

1
3

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

1
4

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

The exercise price and numbe
r
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

1
5

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment held in Trust Account	$287,510,052	$287,510,052	$—	$—

	$287,510,052	$287,510,052	$—	$—

Liabilities:
Private Placement Warrants	$4,126,875	$—	—	$4,126,875
Public Warrants	8,625,000	8,625,000	—	—

Total Warrant Liability	$12,751,875	$8,625,000	$—	$4,126,875

Public Warrants were transferred from Level 3 to Level 1 during the quarter ended June 30, 2021 at a value of $
15,381,250.
The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date. However, for each subsequent measurement, the public warrants were measured at the Observable Quoted Price in Active Markets and the private warrants were measured using the Modified Black-Scholes Optional Pricing Model. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants and the Public Warrants as of Initial Measurement (March 5, 2021), and the fair value of the Private Placement Warrants as of September 30, 2021.

	March 5, 2021 (Initial Measurement)	September 30, 2021
Stock price	$9.62	$9.72
Strike price	$11.50	$11.50
Term (in years)	5.50	5.42
Volatility	15.0%	11.3%
Risk-free rate	0.81%	1.05%
Dividend yield	0.00%	0.00%

1
6

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 1, 2021	12,218,750	6,583,625	18,802,375
Change in valuation inputs or other assumptions	(287,500)	(189,875)	(477,375)

Fair value as of March 31, 2021	$11,931,250	$6,393,750	$18,325,000
Change in valuation inputs or other assumptions	3,450,000	1,410,500	4,860,500

Fair value as of June 30, 2021	$15,381,250	$7,804,250	$23,185,500
Change in valuation inputs or other assumptions	(6,756,250)	(3,677,375)	(10,433,625)

Fair value as of September 30, 2021	$8,625,000	$4,126,875	$12,751,875
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred

after the

balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

1
7

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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from October 16, 2020 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, as well as expenses related to searching for a target for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering and placed in our Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the nine months ended September 30, 2021, we had a net income of $4,943,262. We incurred $836,461 of formation and operating costs consisting mostly of general and administrative expenses as well as offering costs allocated to warrants of $280,829. We had interest income of $10,052 on our amounts held in the Trust Account for the nine months ended September 30, 2021.
For the three months ended September 30, 2021, we had a net income of $10,131,299. We incurred $306,668 of formation and operating costs consisting mostly of general and administrative expenses. We had interest income of $4,342 on our amounts held in the Trust Account for the three months ended September 30, 2021.

Liquidity and Capital Resources
As of September 30, 2021, we had cash of $295,159. Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from our Sponsor, FLC and IFP.
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
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $287,500,000 was placed in a trust account (the “Trust Account”) and we had $776,893 of cash held outside of the Trust Account, after payment of accrued costs related to the Initial Public Offering, available for working capital purposes. We paid a total of $5,750,000 in underwriting discounts and commissions and $857,751 for other offering costs related to the Initial Public Offering. In addition, the underwriters could receive up to $10,062,500 under a Business Combination Marketing Agreement upon the consummation of a Business Combination.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account after any redemptions will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Updated Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The Updated Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2021, the Updated Promissory Note was fully drawn down. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters could receive up to $0.35 per Unit, or $10,062,500 in the aggregate, pursuant to the Business Combination Marketing Agreement. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

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
Investments Held in the Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of our unaudited condensed balance sheet.
Net Income per Share of Common Stock
The Company applies the
two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per share of common stock is computed by dividing the pro rata net loss between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
Offering Costs
Offering costs consist of legal, accounting, underwriting and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering in March 2021, the offering costs are allocated between stockholders’ deficit and other expenses based on the fair value of warrant liabilities relative to the Initial Public Offering proceeds recognized in stockholders’ deficit.
Warrant Liability
The Company accounts for the warrants in accordance with the guidance contained in ASC
815-40-15-7
D and 7 F under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date. However, for each subsequent measurement, the Public Warrants were measured at the Observable Quoted Price in Active Markets and the Private Warrants were measured using the Modified Black-Scholes Option Pricing Model.

Recent Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds from our Initial Public Offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in
Rules13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that, due to the previous material weakness in our internal control over financial reporting described in our Quarterly Report on Form 10-Q under Item 4 (Controls and Procedures) as filed with the SEC on May 28, 2021, and due to the restatements of our March 1, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, we continue to have a material weakness in our internal control over financial reporting of complex financial instruments. As a result of this material weakness in our internal control over financial reporting, we believe that our disclosure controls were not effective as of September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as well as the Company’s balance sheet included on the Company’s Form 8-K, these were necessitated by the fact that the Company’s shares are complex equity instruments with certain redemption provisions not solely within the control of the Company that require all common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company revised its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the circumstances that led to the reclassification of redeemable Class A Shares, as described in Note 2 — Restatement of Previously Issued Financial Statements. In light of the restatements, we continue to enhance our processes and procedures to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans for enhancement include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on February 26, 2021 and our Quarterly Report on
Form 10-Q
filed with the SEC on August 16, 2021 (the “Q2 10-Q”). As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus or Q2 10-Q filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAME ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Chief Financial Officer and Secretary (Principal Accounting Officer and Principal Financial Officer)

25