Form 10-Q
period 2022-03-31
Flame Acquisition Corp.
filed 2022-05-16
CIK 1831481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022 there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

FLAME ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash	$367,028	$322,768
Prepaid expenses	473,663	521,878
Total current assets	840,691	844,646
Prepaid expenses – Non-Current	—	78,630
Investment held in Trust Account	287,512,337	287,516,153
Total assets	$288,353,028	$288,439,429
Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	$263,471	$275,500
Convertible promissory notes – related parties, at fair value	1,266,600	956,115
Total current liabilities	1,530,071	1,231,615
Warrant Liabilities	5,788,500	12,647,250
Total liabilities	7,318,571	13,878,865
Commitments
Class A Common Stock subject to possible redemption; 28,750,000 shares at redemption value	287,500,000	287,500,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2022 and December 31 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(6,466,262)	(12,940,155)
Total stockholders’ deficit	(6,465,543)	(12,939,436)
Total Liabilities and Stockholders’ Deficit	$288,353,028	$288,439,429

The accompanying notes are an integral part of these condensed financial statements.

FLAME ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$424,493	$105,227
Loss from operations	(424,493)	(105,227)
Other income (expenses)
Interest income from Trust Account	15,121	1,416
Change in fair value of convertible promissory notes – related parties	(27,611)	—
Change in fair value of warrant liabilities	6,858,750	477,375
Offering costs allocated to warrants	—	(280,829)
Total other income, net	6,846,260	197,962
Net income	$6,421,767	$92,735
Weighted average redeemable Class A common stock outstanding	28,750,000	9,691,011
Basic and diluted net income per share	$0.18	$0.01
Weighted average non-redeemable Class B common stock outstanding	7,187,500	6,566,011
Basic and diluted net income per Class B common share	$0.18	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,187,500	$719	$—	$(12,940,155)	$(12,939,436)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	52,126	52,126
Net income	—	—	—	6,421,767	6,421,767
Balance as of March 31, 2022	7,187,500	$719	$—	$(6,466,262)	$(6,465,543)

Balance as of December 31, 2020	7,187,500	$719	$24,281	$(1,657)	$23,343
Proceeds received in excess of initial fair value of Private Placement Warrants	—	—	1,166,375	—	1,166,375
Remeasurement of Class A common stock to possible redemption	—	—	(1,190,656)	(17,355,016)	(18,545,672)
Net income	—	—	—	92,735	92,735

Balance as of March 31, 2021	7,187,500	$719	$—	$(17,263,938)	$(17,263,219)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$6,421,767	$92,735
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(15,121)	(1,416)
Change in fair value of convertible promissory note – related parties	27,611	—
Change in fair value of warrant liabilities	(6,858,750)	(477,375)
Offering costs allocated to warrants	—	280,829
Changes in current assets and current liabilities:
Prepaid expenses	126,845	(985,260)
Accounts payable and accrued expenses	(12,029)	701,878
Net cash used in operating activities	(309,677)	(388,609)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account	18,937	—
Net cash provided by (used in) investing activities	18,937	(287,500,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ fees	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Proceeds of promissory note - related party	—	31,548
Repayment of promissory note - related party	—	(75,174)
Proceeds from convertible promissory note – related parties	335,000	—
Payments of offering costs	—	(799,796)
Net cash provided by financing activities	335,000	288,656,578
Net change in cash	44,260	767,969
Cash, beginning of the period	322,768	9,014
Cash, end of the period	$367,028	$776,983
Supplemental disclosure of noncash investing and financing activities
Initial measurement of fair value of Promissory Note	(52,126)
Initial value of warrant liabilities	$—	$18,802,375
Initial value of Class A common stock subject to possible redemption	$—	$287,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and, since the closing of the IPO, the search for a target for our initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from changes in the fair value of warrant liabilities and promissory notes.

Financing

The registration statement for the Company’s IPO was declared effective on February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,750,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, which is discussed in Note 4.

Transaction costs amounted to $6,607,751 consisting of $5,750,000 of underwriting fees and $857,751 of other offering costs. Of the total transaction costs, $280,829 was allocated to expense as non-operating expense in the condensed statement of operations for the three months ended March 31, 2021 with the rest of the offering costs allocated among common stock subject to possible redemption and stockholders’ deficit. The transaction costs were allocated based on the with and without method, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing of an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for the payment of taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.

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

Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $367,028 available for working capital needs and a working capital deficit of $689,380. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of March 31, 2022, $12,337 of the amount in the Trust Account was available to be withdrawn as described above and during the three months ended March 31, 2022, the Company withdrew $18,937 for payment of taxes.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan (see Note 5), $800,000 that was available under the Second Working Capital Loan (see Note 5) and $335,000 that was available under the Third Working Capital Loan (see Note 5). As of March 31, 2022, each of the working capital loans was fully drawn down.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan (see Note 5), Second Working Capital Loan (see Note 5), and Third Working Capital Loan (see Note 5), the Company’s Sponsor, officers or directors are not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 1, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 4, 2022, as well as the Company’s Current Reports on Form 8-K. The accompanying condensed balance sheet as of December 31, 2021 has been derived from our audited financial statements included in that Annual Report. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $287,512,337 and $287,516,513 held in marketable securities, respectively. During the three months ended March 31, 2022, the Company withdrew $18,937 of interest income from the Trust Account to pay its tax obligations. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company did not experience losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of our initial public offering, we recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$287,500,000
Less:
Common stock issuance costs	(6,326,922)
Proceeds allocated to public warrants	(12,218,750)
Plus:
Remeasurement of Class A common stock to possible redemption	18,545,672
Contingently redeemable common stock	$287,500,000

There were no changes on the Class A common stock subject to possible redemption for the three months period ended March 31, 2022.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Subsequent measurement of the redeemable Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value. Net income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 23,290,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$5,137,414	$55,280
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	28,750,000	9,691,011
Basic and Diluted net income per share, Redeemable Class A common stock	$0.18	$0.01
Non-Redeemable Common Stock
Numerator:
Net income allocable to Class B common stock not subject to redemption	$1,284,353	$37,455
Denominator:
Weighted Average Non-Redeemable common stock, Basic and Diluted	7,187,500	6,566,011
Basic and diluted net income per share	$0.18	$0.01

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were allocated among common stock subject to possible redemption and to stockholders’ deficit upon the completion of the IPO. Accordingly, during the three months ended March 31, 2021, offering costs totaling $6,607,751 were charged to temporary equity and stockholders’ deficit (consisting of $5,750,000 of underwriting fee and $857,751 of other offering costs). Of the total transaction cost, $280,829 was allocated to warrants as a non-operating expense in the condensed statement of operations for the three months ended March 31, 2021 with the rest of the offering costs allocated among common stock subject to possible redemption and to stockholders’ deficit. The transaction costs were allocated based on the with and without method, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets.

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

Convertible Promissory Notes - Related Party

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statement of operations.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022, and 2021 was approximately 0%, which differs from the expected income tax rate due to the change in the fair value of the warrant liabilities, change in the fair value of convertible promissory note – related parties and the start-up costs (discussed above) which are not currently deductible.

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

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, Flame Acquisition Sponsor, LLC a Delaware company (the “Sponsor”), Intrepid Financial Partners, LLC (an affiliate of one of the Company’s underwriters) (“Intrepid”) and FL Co-Investment, LLC (an affiliate of one of the Company’s underwriters) (“FL Co-Investment”) collectively the (“Initial Stockholders”), purchased an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per warrant ($7,750,000 in the aggregate), and each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account. Proceeds in excess of the initial fair value of Private Placement Warrants of $1,166,375 is included in the statement of changes in stockholders’ deficit for the three months ended March 31, 2021.

Note 5 — Related Party Transactions

Founder Shares

In November 2020, our founders acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 (the “Class B common stock”), or approximately $0.0035 per share. The Sponsor purchased 4,671,875 Founder Shares, FL Co-Investment purchased 1,257,813 Founder Shares and Intrepid Financial Partners purchased 1,257,812 Founder Shares. On November 25, 2020, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Chief Financial Officer and Secretary, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 Founder Shares to our sponsor, respectively, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that taking into account that there is a possibility that a Business Combination might not happen, and, therefore, no stock-based compensation expense has been recognized.

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

Promissory Note — Related Party

On November 25, 2020, the Company issued an unsecured promissory note to the Initial Stockholders (the “Initial Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Initial Promissory Note is non-interest bearing and payable on the earlier of (i) May 25, 2021 or (i) the consummation of the IPO. During the three months ended March, 2021, the Company repaid the Initial Promissory Note in full and no additional borrowings under such note are available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company, or convert them to warrants as described below. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As discussed below, since inception, the Company has entered into three convertible promissory notes under this arrangement with the Sponsor to provide Working Capital Loans.

Convertible Promissory Notes

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the three months ended September 30, 2021. Our sponsor assigned approximately $145,000 of the First Working Capital Loan to our Chief Financial Officer and Secretary, Gregory Patrinely, approximately $110,000 of the First Working Capital Loan to our Vice President, Anthony Duenner, and approximately $110,000 of the First Working Capital Loan to our Vice President, Caldwell Flores. As of March 31, 2022 and December 31, 2021, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement and $308,206 and $299,556 at March 31, 2022 and December 31, 2021, respectively.

On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of March 31, 2022 and December 31, 2021, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement and at December 31, 2021. The fair value of the note was estimated by the Company to be $675,520 at March 31, 2022.

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of March 31, 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The fair value of the note was estimated by the Company to be $282,874 at initial measurement and at March 31, 2022, and the amount by which the proceeds from the Third Working Capital Loan exceed its initial fair value has been recognized as a credit within stockholders’ deficit during the three months ended March 31, 2022.

As of March 31, 2022, there were no borrowings under Working Capital Loans other than the $365,000 outstanding under the First Working Capital Loan, $800,000 outstanding under the Second Working Capital Loan, and $335,000 outstanding under the Third Working Capital Loan as described above.

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

Note 7 — Stockholders’ Equity (Deficit)

Preferred Stock— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)

Class B Common Stock— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued or outstanding.

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

Note 9— Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description:	Level	March 31, 2022	Level	December 31, 2021
Assets:
U.S. Money Market and Treasury Securities Held in Trust Account		1	$287,512,337	1	$287,516,153
Liabilities:
Warrant liability—Public Warrants		1	4,168,750	1	$8,625,000
Warrant liability—Private Warrants		3	1,619,750	3	$4,022,250
Promissory Note		3	1,266,600	3	$956,115

Investment Held in Trust Account

As of March 31, 2022, and December 31, 2021, investments in the Company’s Trust Account consisted of $287,512,337 and $287,516,153 in U.S. Money Market funds, respectively.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021.

Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liabilities

Public Warrants were transferred from Level 3 to Level 1 when they started trading on April 19, 2021, at a value of $15,381,250.

The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement had been estimated using Monte-Carlo simulations at the initial measurement date up to the date when the Public Warrants started trading on April 19, 2021. For each subsequent measurement since April 19, 2021, the public warrants were measured at the Observable Quoted Price in Active Markets. Private warrants were measured using the Modified Black-Scholes Optional Pricing Model. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

As Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, will not be exercisable more than five years from the effective date of the registration statement, the exercise period end date is different other Private Placement Warrants which will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. So they have different inputs to the Modified Black-Scholes Optional Pricing Model.

The following table provides quantitative information regarding Level 3 inputs to determine the fair values of Public and Private Placement Warrants as of March 1, 2021, and Private Placement Warrants as of  December 31, 2021 and March 31, 2022.

	March 5, 2021	December 31, 2021	March 31, 2022
Stock price	$9.62	$9.72	$9.75
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.50	4.15	3.90
Volatility	15.0%	10.8%	4.6%
Risk-free rate	0.81%	1.13%	2.41%
Dividend yield	0.00%	0.00%	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of December 31, 2021 and March 31, 2022.

Inputs	December 31, 2021	March 31, 2022
Stock price	$9.72	$9.75
Strike price	$11.50	$11.50
Term (in years)	5.42	5.59
Volatility	10.8%	4.6%
Risk-free rate	1.29%	2.39%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 1, 2021	12,218,750	6,583,625	18,802,375
Change in valuation inputs or other assumptions	(287,500)	(189,875)	(477,375)
Fair value as of March 31, 2021	$11,931,250	$6,393,750	$18,325,000

Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	(4,456,250)	(2,402,500)	(6,858,750)
Fair value as of March 31, 2022	$4,168,750	$1,619,750	$5,788,500

Promissory Notes

The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	August 11, 2021	December 31, 2022	March 31, 2022
Exercise price	$11.50	$11.50	$11.50
Volatility	23.0%	12.9%	5.2%
Expected term to warrant expiration	5.2 years	5.4 years	5.6 years
Risk-free-rate	0.84%	1.32%	2.39%
Dividend yield	0%	0%	0%
Stock price	$9.68	$9.71	$9.75

The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2020	$—
Proceeds received through Convertible Promissory Note on August 11, 2021	365,000
Initial measurement of fair value of Promissory Note	18,323
Proceeds received through Convertible Promissory Note on December 29, 2021	800,000
Initial measurement of fair value of Promissory Note	(143,440)
Change in fair value of Promissory Notes	(83,768)
Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	27,611
Fair value as of March 31, 2022	$1,266,600

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021 for the Promissory Notes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the risk factors described in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception through March 31, 2022 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan (see Note 5), Second Working Capital Loan (see Note 5), and Third Working Capital Loan (see Note 5), the Company’s Sponsor, officers or directors are not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 1, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended March 31, 2022, we had net income of $6,421,767, due primarily to a decrease in the fair value of our warrants of $6,858,750 and interest income from Trust Account of $15,121, partially offset by $424,493 of formation and operating costs, consisting primarily of general and administrative expenses, and a negative change in fair value of previously issued promissory note of $27,611.

For the three months ended March 31, 2021, we had a net income of $92,735. We incurred $105,227 of formation and operating costs consisting mostly of general and administrative expenses. We had interest income of $1,416 on our amounts held in the Trust Account, as well as $477,375 of change in fair value of warrant liabilities and $280,829 of offering costs allocated to warrants.

Going Concern

As of March 31, 2022, we had approximately $0.4 million in cash and working capital deficit of approximately $0.7 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2023. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of March 31, 2022, $12,337 of the amount in the Trust Account was available to be withdrawn as described above and during the three months ended March 31, 2022, the Company withdrew $18,937 for payment of taxes. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our plans to raise capital and to consummate our initial business combination by March 1, 2023 may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan (see Note 5), $800,000 that was available under the Second Working Capital Loan (see Note 5) and $335,000 that was available under the Third Working Capital Loan (see Note 5). As of March 31, 2022, each of the working capital loans was fully drawn down.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $0.4 million. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from our Sponsor, FLC and IFP.

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

Related Party Loans

On November 25, 2020, our founders agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Initial Promissory Note”). This loan was non-interest bearing and payable upon the completion of our initial public offering. We borrowed approximately $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note to our founders in full as of March 31, 2021. On March 1, 2021, we issued an unsecured promissory note as a working capital loan to our sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. Our sponsor assigned approximately $145,000 of the First Working Capital Loan to our Chief Financial Officer and Secretary, Gregory Patrinely, approximately $110,000 of the First Working Capital Loan to our Vice President, Anthony Duenner, and approximately $110,000 of the First Working Capital Loan to our Vice President, Caldwell Flores. As of March 31, 2022, we have borrowed $365,000 under the First Working Capital Loan. On December 27, 2021, we issued an unsecured promissory note as a working capital loan to our sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of March 31, 2022, we have borrowed $800,000 under the Second Working Capital Loan. On March 29, 2022, we issued an unsecured promissory note as a working capital loan to our sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of March 31, 2022, we have borrowed $335,000 under the Third Working Capital Loan. Our sponsor assigned approximately $112,000 of the Third Working Capital Loan to our Chief Financial Officer and Secretary, Gregory Patrinely, approximately $112,000 of the Third Working Capital Loan to our Vice President, Anthony Duenner, and approximately $112,000 of the Third Working Capital Loan to our Vice President, Caldwell Flores.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender (the “Working Capital Loans”). Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Each of the First Working Capital Loan, Second Working Capital Loan and Third Working Capital Loan are Working Capital Loans and may be convertible into warrants at a price of $1.00 per warrant at the option of our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of March 31, 2022, we had drawn down approximately $1,500,000 of such loans.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes during the period to our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds from our initial public offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements for certain prior periods. In light of this, we performed additional analysis as deemed necessary to ensure that the accompanying condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements for certain prior periods continue to be assessed.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 10-K, except for the below risk factor. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time and such changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other things, impose additional disclosure requirements for initial public offerings by special purpose acquisition companies (“SPACs”)  and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1	Promissory Note, dated March 29, 2022, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 1, 2022 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAME ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Chief Financial Officer and Secretary (Principal Accounting Officer and Principal Financial Officer)