Form 10-Q
period 2022-06-30
Flame Acquisition Corp.
filed 2022-08-15
CIK 1831481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022 there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

FLAME ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash	$212,041	$322,768
Prepaid expenses	388,271	521,878
Total current assets	600,312	844,646
Prepaid expenses	—	78,630
Investments held in Trust Account	287,703,046	287,516,153
Total assets	$288,303,358	$288,439,429
Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$165,901	$275,500
Convertible promissory notes – related parties, at fair value	1,261,200	956,115
Total current liabilities	1,427,101	1,231,615
Warrant liabilities	3,016,875	12,647,250
Total liabilities	4,443,976	13,878,865
Commitments
Class A Common Stock subject to possible redemption; 28,750,000 shares at redemption value	287,584,375	287,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(3,725,712)	(12,940,155)
Total Stockholders’ Deficit	(3,724,993)	(12,939,436)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$288,303,358	$288,439,429

The accompanying notes are an integral part of these condensed financial statements.

FLAME ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$306,338	$424,566	$ 730,831	$ 529,793
Loss from operations	(306,338)	(424,566)	(730,831)	(529,793)
Other income (expenses):
Interest income from Trust Account	354,238	4,294	369,359	5,710
Change in fair value of convertible promissory notes – related parties	5,400	—	(22,211)	—
Change in fair value of warrant liabilities	2,771,625	(4,860,500)	9,630,375	(4,383,125)
Offering costs allocated to warrants	—	—	—	(280,829)
Total other income (expense), net	3,131,263	(4,856,206)	9,977,523	(4,658,244)
Net income (loss)	$2,824,925	$(5,280,772)	$ 9,246,692	$ (5,188,037)
Weighted average redeemable Class A common stock outstanding	28,750,000	28,750,000	28,750,000	19,326,389
Basic and diluted net income (loss) per Class A common share	$0.08	$(0.15)	$ 0.26	$ (0.20)
Weighted average non-redeemable Class B common stock outstanding	7,187,500	7,187,500	7,187,500	6,880,208
Basic and diluted net income (loss) per Class B common share	$0.08	$(0.15)	$ 0.26	$ (0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the three and six months ended June 30, 2022

	Common Stock Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	7,187,500	$719	$—	$(12,940,155)	$(12,939,436)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	52,126	52,126
Net income	—	—	—	6,421,767	6,421,767
Balance as of March 31, 2022	7,187,500	$719	$—	$(6,466,262)	$(6,465,543)
Remeasurement of Class A common stock to possible redemption	—	—	—	(84,375)	(84,375)
Net income	—	—	—	2,824,925	2,824,925
Balance as of June 30, 2022	7,187,500	$719	$—	$(3,725,712)	$(3,724,993)

For the three and six months ended June 30, 2021

	Common Stock Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Capital	Capital	Deficit	Equity Deficit
Balance as of December 31, 2020	7,187,500	$719	$24,281	$(1,657)	$23,343
Proceeds received in excess of initial fair value of Private Placement Warrants	—	—	1,166,375	—	1,166,375
Remeasurement of Class A common stock to possible redemption	—	—	(1,190,656)	(17,355,016)	(18,545,672)
Net income	—	—	—	92,735	92,735
Balance as of March 31, 2021	7,187,500	$719	$—	$(17,263,938)	$(17,263,219)
Net loss	—	—	—	(5,280,772)	(5,280,772)
Balance as of June 30, 2021	7,187,500	$719	$—	$(22,544,710)	$(22,543,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$9,246,692	$(5,188,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from Trust Account	(369,359)	(5,710)
Change in fair value of convertible promissory note – related parties	22,211	—
Change in fair value of warrant liabilities	(9,630,375)	4,383,125
Offering costs allocated to warrants	—	280,829
Changes in current assets and current liabilities:
Prepaid expenses	212,237	(857,670)
Accounts payable and accrued expenses	(109,599)	307,597
Net cash used in operating activities	(628,193)	(1,079,866)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account	182,466	—
Net cash provided by (used in) investing activities	182,466	(287,500,000)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ fees	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Repayment of promissory note - related party	—	(43,626)
Proceeds from convertible promissory note – related parties	335,000	—
Payments of offering costs	—	(799,795)
Net cash provided by financing activities	335,000	288,656,579
Net change in cash	(110,727)	76,713
Cash, beginning of the period	322,768	9,014
Cash, end of the period	$212,041	$85,727
Supplemental disclosure of noncash investing and financing activities
Initial measurement of fair value of Promissory Note	$(52,126)	$—
Initial value of warrant liabilities	$—	$18,802,375
Remeasurement of Class A common stock to possible redemption	$84,375	$—
Initial value of Class A common stock subject to possible redemption	$—	$287,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and, since the closing of the IPO, the search for a target for our initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating income or expense from changes in the fair value of warrant liabilities and promissory notes.

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

Transaction costs amounted to $6,607,751 consisting of $5,750,000 of underwriting fees and $857,751 of other offering costs. Of the total transaction costs, $280,829 was allocated to expense as non-operating expense in the condensed statement of operations for the three and six months ended June 30, 2021 with the rest of the offering costs allocated among common stock subject to possible redemption and stockholders’ deficit. The transaction costs were allocated based on the with and without method, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Trust Account

Following the closing of the IPO on March 1, 2021, an amount of $287,500,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (see Note 2), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Flame Acquisition Sponsor, LLC a Delaware company (the “Sponsor”), and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Warrants if the Company fails to complete the initial business combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot be certain that the Sponsor would be able to satisfy those obligations.

Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $212,041 available for working capital needs and a working capital deficit of $826,789. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of June 30, 2022, $203,046 of the amount in the Trust Account was available to be withdrawn as described above and during the six months ended June 30, 2022, the Company withdrew $182,466 for payment of taxes.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan, $800,000 that was available under the Second Working Capital Loan and $335,000 that was available under the Third Working Capital Loan (see Note 5). As of June 30, 2022, each of the working capital loans was fully drawn down.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, and Third Working Capital Loan, neither the Sponsor nor the Company’s officers or directors are under any obligation to advance funds to, or to invest in, the Company (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 1, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 4, 2022, as well as the Company’s Current Reports on Form 8-K. The accompanying condensed balance sheet as of December 31, 2021 has been derived from our audited financial statements included in that Annual Report. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the Trust Account had $287,703,046 and $287,516,513 held in marketable securities, respectively. During the six months ended June 30, 2022, the Company withdrew $182,466 of interest income from the Trust Account to pay its tax obligations. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

Marketable securities held in the Trust Account are classified as “Held-for-Trading Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company did not experience losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Amount accreted in 2022 represents investment income accrued in the Trust Account since the date of the IPO reduced by the amounts of Delaware franchise tax paid and payable for 2021 and 2022.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$287,500,000
Less:
Common stock issuance costs	(6,326,922)
Proceeds allocated to public warrants	(12,218,750)
Plus:
Remeasurement of Class A common stock to possible redemption	18,545,672
Contingently redeemable common stock at December 31, 2021	287,500,000
Plus:
Remeasurement of Class A common stock to possible redemption	84,375
Contingently redeemable common stock at June 30, 2022	$287,584,375

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value. Net income (loss) per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 23,290,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months ended June 30, 2022	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2022	For the Six Months ended June 30, 2021
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to Class A common stock subject to possible redemption	$2,259,940	$(4,224,618)	$7,397,354	$(3,825,984)
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	28,750,000	28,750,000	28,750,000	19,326,389
Basic and Diluted net income (loss) per share, Redeemable Class A common stock	$0.08	$(0.15)	$0.26	$(0.20)
Non-Redeemable Common Stock
Numerator:
Net income (loss) allocable to Class B common stock not subject to redemption	$564,985	$(1,056,154)	$1,849,338	$(1,362,053)
Denominator:
Weighted Average Non-Redeemable common stock, Basic and Diluted	7,187,500	7,187,500	7,187,500	6,880,208
Basic and diluted net income (loss) per share	$0.08	$(0.15)	$0.26	$(0.20)

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were allocated among common stock subject to possible redemption and to stockholders’ deficit upon the completion of the IPO. Accordingly, during the six months ended June 30, 2021, offering costs totaling $6,607,751 were charged to temporary equity and stockholders’ deficit (consisting of $5,750,000 of underwriting fee and $857,751 of other offering costs). Of the total transaction cost, $280,829 was allocated to warrants as a non-operating expense in the condensed statement of operations for the six months ended June 30, 2021, with the rest of the offering costs allocated among common stock subject to possible redemption and to stockholders’ deficit. The transaction costs were allocated based on the with and without method, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets.

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

Convertible Promissory Notes - Related Party

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740 also requires that an annual effective tax rate be determined and such annual effective rate be applied to year-to-date income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was 0.0% for the reporting periods included in this report. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021 due primarily to changes in fair value of the warrant liability, which are not included in taxable income, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

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

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor, Intrepid Financial Partners, LLC (an affiliate of one of the Company’s underwriters) (“Intrepid”) and FL Co-Investment, LLC (an affiliate of one of the Company’s underwriters) (“FL Co-Investment”) collectively, the (“Initial Stockholders”), purchased an aggregate of 7,750,000 Private Placement Warrants at a price of $1.00 per warrant ($7,750,000 in the aggregate), and each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account. Proceeds in excess of the initial fair value of Private Placement Warrants of $1,166,375 are included in the condensed statement of changes in stockholders’ deficit for the six months ended June 30, 2021.

Note 5 — Related Party Transactions

Founder Shares

In November 2020, our founders acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 (the “Class B common stock”), or approximately $0.0035 per share. The Sponsor purchased 4,671,875 Founder Shares, FL Co-Investment purchased 1,257,813 Founder Shares and Intrepid Financial Partners purchased 1,257,812 Founder Shares. On November 25, 2020, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Chief Financial Officer and Secretary, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 Founder Shares to the Sponsor, respectively, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2022, the Company has not yet entered into any definitive agreements in connection with any Business Combination. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that there is a possibility that a Business Combination might not happen and, therefore, no stock-based compensation expense has been recognized.

The Initial Stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, if (x) the last reported sale price of the shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, the converted Class A common stock will be released from the lock-up.

Promissory Note — Related Party

On November 25, 2020, the Company issued an unsecured promissory note to the Initial Stockholders (the “Initial Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Initial Promissory Note was non-interest bearing and payable on the earlier of (i) May 25, 2021 or (i) the consummation of the IPO. The Company borrowed approximately $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note in full as of June 30, 2021. No additional borrowings under such the Initial Promissory Note are available.

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

Convertible Promissory Notes

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the three months ended September 30, 2021. The Sponsor assigned approximately $145,000 of the First Working Capital Loan to our Chief Financial Officer and Secretary, Gregory Patrinely, approximately $110,000 of the First Working Capital Loan to our Vice President, Anthony Duenner, and approximately $110,000 of the First Working Capital Loan to our Vice President, Caldwell Flores. As of June 30, 2022 and December 31, 2021, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement and $306,892 and $299,556 at June 30, 2022 and December 31, 2021, respectively.

On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2022 and December 31, 2021, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement and at December 31, 2021. The fair value of the note was estimated by the Company to be $672,640 at June 30, 2022.

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The fair value of the note was estimated by the Company to be $282,874 at initial measurement and at March 31, 2022, and the amount by which the proceeds from the Third Working Capital Loan exceed its initial fair value has been recognized as a credit within stockholders’ deficit during the three and six months ended June 30, 2022. The fair value of the note was estimated by the Company to be $281,668 at June 30, 2022.

As of June 30, 2022, there were no borrowings under Working Capital Loans other than the $365,000 outstanding under the First Working Capital Loan, $800,000 outstanding under the Second Working Capital Loan, and $335,000 outstanding under the Third Working Capital Loan as described above.

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

Note 7 — Stockholders’ Deficit

Preferred Stock— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)

Class B Common Stock— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued or outstanding.

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

With certain limited exceptions, the Class B common stock are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial Business Combination or (B) subsequent to our initial Business Combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description:	Level	June 30, 2022	Level	December 31, 2021
Assets:
U.S. Money Market and Treasury Securities Held in Trust Account		1	$287,703,046	1	$287,516,153
Liabilities:
Warrant liability—Public Warrants		1	2,300,000	1	$8,625,000
Warrant liability—Private Warrants		3	716,875	3	$4,022,250
Convertible Promissory Notes—Related Parties		3	1,261,200	3	$956,115

Investment Held in Trust Account

As of June 30, 2022, and December 31, 2021, investments in the Company’s Trust Account consisted of $287,703,046 and $287,516,153 in U.S. Money Market funds, respectively.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022 and 2021.

Level 1 instruments include investments in money markets and U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

As Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, will not be exercisable more than five years from the effective date of the registration statement, the exercise period end date is different than other Private Placement Warrants which will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. Accordingly, they have different inputs to the Modified Black-Scholes Optional Pricing Model.

The following table provides quantitative information regarding Level 3 inputs to determine the fair values of Public and Private Placement Warrants as of March 5, 2021, and Private Placement Warrants as of December 31, 2021 and June 30, 2022.

	March 5, 2021	December 31, 2021	June 30, 2022
Stock price	$9.62	$9.72	$9.79
Strike price	$11.50	$11.50	$11.50
Term (in years)	5.50	4.15	3.66
Volatility	15.0%	10.8%	1.7%
Risk-free rate	0.81%	1.13%	2.95%
Dividend yield	0.00%	0.00%	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of December 31, 2021 and June 30, 2022.

Inputs	December 31, 2021	June 30, 2022
Stock price	$9.72	$9.79
Strike price	$11.50	$11.50
Term (in years)	5.42	5.46
Volatility	10.8%	1.7%
Risk-free rate	1.29%	2.97%
Dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 1, 2021	12,218,750	6,583,625	18,802,375
Change in valuation inputs or other assumptions	(287,500)	(189,875)	(477,375)
Fair value as of March 31, 2021	$11,931,250	$6,393,750	$18,325,000
Change in valuation inputs or other assumptions	3,450,000	1,410,500	4,860,500
Fair value as of June 30, 2021	$15,381,250	$7,804,250	$23,185,500
Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	(4,456,250)	(2,402,500)	(6,858,750)
Fair value as of March 31, 2022	$4,168,750	$1,619,750	$5,788,500
Change in valuation inputs or other assumptions	(1,868,750)	(902,875)	(2,771,625)
Fair value as of June 30, 2022	$2,300,000	$716,875	$3,016,875

Convertible Promissory Notes – Related Parties

The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	August 11, 2021	December 31, 2022	June 30, 2022
Exercise price	$11.50	$11.50	$11.50
Volatility	23.0%	12.9%	2.0%
Expected term to warrant expiration	5.2 years	5.4 years	5.5 years
Risk-free-rate	0.84%	1.32%	2.97%
Dividend yield	0%	0%	0%
Stock price	$9.68	$9.71	$9.79

The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2020	$—
Proceeds received through Convertible Promissory Note on August 11, 2021	365,000
Initial measurement of fair value of Promissory Note	18,323
Proceeds received through Convertible Promissory Note on December 29, 2021	800,000
Initial measurement of fair value of Promissory Note	(143,440)
Change in fair value of Promissory Notes	(83,768)
Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	27,611
Fair value as of March 31, 2022	$1,266,600
Change in fair value of Promissory Notes	(5,400)
Fair value as of June 30, 2022	$1,261,200

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and the risk factors described in Part I, Item 1A "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception through June 30, 2022 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities and promissory notes. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, and Third Working Capital Loan, neither the Sponsor or the Company’s officers or directors are under any obligation to advance funds to, or to invest in, the Company (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before March 1, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

For the three months ended June 30, 2022, we had net income of $2,778,330, due primarily to a decrease in the fair value of our warrants of $2,824,925, interest income from Trust Account of $354,238 and a change in fair value of previously issued promissory note of $5,400, partially offset by $306,338 of formation and operating costs, consisting primarily of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $9,246,692, due primarily to a decrease in the fair value of our warrants of $9,630,375 and interest income from Trust Account of $369,359, partially offset by $730,831 of formation and operating costs, consisting primarily of general and administrative expenses, and a negative change in fair value of previously issued promissory note of $22,211.

For the three months ended June 30, 2021, we had a net loss of $5,280,772. We incurred $424,566 of formation and operating costs, consisting mostly of general and administrative expenses, and had interest income of $4,294 on our amounts held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of $5,188,037. We incurred $529,793 of formation and operating costs, consisting mostly of general and administrative expenses, and had interest income of $5,710 on our amounts held in the Trust Account.

Going Concern

As of June 30, 2022, we had approximately $0.2 million in cash and working capital deficit of approximately $0.8 million. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2023. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of June 30, 2022, $203,046 of the amount in the Trust Account was available to be withdrawn as described above and during the six months ended June 30, 2022, the Company withdrew $182,466 for payment of taxes. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Our plans to raise capital and to consummate our initial business combination by March 1, 2023 may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan (see Note 5), $800,000 that was available under the Second Working Capital Loan (see Note 5) and $335,000 that was available under the Third Working Capital Loan (see Note 5). As of June 30, 2022, each of the working capital loans was fully drawn down.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $0.2 million. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from the Sponsor, FLC and IFP.

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

Related Party Loans

On November 25, 2020, our founders agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Initial Promissory Note”). This loan was non-interest bearing and payable upon the completion of our initial public offering. We borrowed approximately $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note to our founders in full as of June 30, 2021. On March 1, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. The Sponsor assigned approximately $145,000 of the First Working Capital Loan to our Chief Financial Officer and Secretary, Gregory Patrinely, approximately $110,000 of the First Working Capital Loan to our Vice President, Anthony Duenner, and approximately $110,000 of the First Working Capital Loan to our Vice President, Caldwell Flores. As of June 30, 2022, we have borrowed $365,000 under the First Working Capital Loan. On December 27, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of June 30, 2022, we have borrowed $800,000 under the Second Working Capital Loan. On March 29, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of June 30, 2022, we have borrowed $335,000 under the Third Working Capital Loan. The Sponsor assigned approximately $112,000 of the Third Working Capital Loan to our Chief Financial Officer and Secretary, Gregory Patrinely, approximately $112,000 of the Third Working Capital Loan to our Vice President, Anthony Duenner, and approximately $112,000 of the Third Working Capital Loan to our Vice President, Caldwell Flores.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender (the “Working Capital Loans”). Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Each of the First Working Capital Loan, Second Working Capital Loan and Third Working Capital Loan are Working Capital Loans and may be convertible into warrants at a price of $1.00 per warrant at the option of the Sponsor. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2022, we had drawn down $1,500,000 of such loans.

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

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds from our initial public offering held in the Trust Account have been invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements for certain prior periods. In light of this, we performed additional analysis as deemed necessary to ensure that the accompanying condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 10-Q”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 10-K or the Q1 10-Q. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

FLAME ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Chief Financial Officer and Secretary (Principal Accounting Officer and Principal Financial Officer)