Form 10-K
period 2022-12-31
Flame Acquisition Corp.
filed 2023-03-31
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock held by non-affiliates
was approximately $279,477,000.
At March 28, 2023, there were 8,432,745 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

•	“FL Co-Investment” are to FL Co-Investment LLC, an affiliate of Cowen and Company, LLC;

•	“founders” are to our sponsor, FL Co-Investment and Intrepid Financial Partners;

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

•	“sponsor” are to Flame Acquisition Sponsor LLC, a Delaware limited liability company;

•	“Trust Account” are to our trust account that holds the proceeds from our initial public offering;

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•

our ability to complete our initial business combination, including our recently announced business combination with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Sable”);

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to consummate an initial business combination due to economic uncertainty and volatility in the financial markets;

•	our expectations around the performance of a prospective target business or businesses;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

failure to maintain the listing on, or the delisting of our securities from, NYSE or an inability to have our securities listed on NYSE or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

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

Overview

We are a blank check company incorporated on October 16, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities that capitalize on the expertise and ability of our management team, particularly our Chairman and Chief Executive Officer, James C. Flores, to identify, acquire and operate a business in the energy industry, primarily targeting the upstream exploration and production sector, midstream sector and companies focused on new advancing technologies that are transformative and provide the potential for and means to achieve greater profitability in the broader energy sector.

Initial Public Offering

On March 1, 2021, we consummated our initial public offering of 28,750,000 units, including 3,750,000 additional units to cover over-allotments. Each unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one-half of one warrant, each whole warrant entitling the holder to purchase one share of Class A common stock at $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $287,500,000. Simultaneously with the consummation of the initial public offering and the sale of the units, we consummated the private placement (“private placement”) of an aggregate of 7,750,000 warrants to our sponsor, FL Co-Investment, Intrepid Financial Partners and certain individuals at a price of $1.00 per private placement warrant, generating total proceeds of $7,750,000.

A total of $287,500,000 of the net proceeds from our initial public offering (including the over-allotment) and the private placement with our sponsor, FL Co-Investment, Intrepid Financial Partners and certain individuals were deposited in a trust account established for the benefit of our public stockholders.

Our units began trading on February 25, 2021 on the NYSE under the symbol “FLME.U”. On April 19, 2021, the securities comprising the units began separate trading. The common stock and warrants trade on the NYSE under the symbols “FLME” and “FLME.WS,” respectively.

Potential Business Combination

Merger Agreement

On November 2, 2022, we entered into an agreement and plan of merger, dated as of November 2, 2022 (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Sable”). The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Holdco will merge with and into the Company, with the Company surviving the merger (the “Holdco Merger”), and (ii) immediately following the effective time of the Holdco Merger, SOC will merge with and into the Company, with the Company surviving the merger (the “SOC Merger”). The Holdco Merger together with the SOC Merger are referred to as the “Merger,” and the Merger and other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In connection with the Business Combination, the Company will change its name to Sable Offshore Corp. The independent members of the board of directors of the Company (the “Board”) approved, and recommended that the Board approve, the Merger Agreement and the transactions contemplated thereby. Subsequently, the Board approved the Merger Agreement and the transactions contemplated thereby.

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

On November 10, 2022, we filed a preliminary proxy statement relating to the Business Combination (as amended, the “Proxy Statement”), which included a recommendation of the Board to the Company’s stockholders that they approve the proposals included in the Proxy Statement. For more information on the Business Combination and the transactions contemplated thereby, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2022 and the Company’s preliminary proxy statement on Schedule 14A filed with the SEC on November 10, 2022 (as amended from time to time, including on December 23, 2022 and January 27, 2023).

PIPE Subscription Agreements

In connection with the Business Combination, Holdco, during the year ended December 31, 2022, and through the date of the filing of this Annual report on Form 10-K, has entered into subscription agreements (the “Sable PIPE Subscription Agreements”) with certain investors (such investors, the “Sable PIPE Investors”), pursuant to which the Sable PIPE Investors agreed to purchase, in the aggregate, 74,500,000 limited liability company membership interests in Holdco designated as Class B shares at $10.00 per share, for an aggregate commitment amount of approximately $74,500,000 (the “Sable PIPE Investment”).

The Sable PIPE Subscription Agreements provide that, in the event the Merger is consummated, the Sable PIPE Investors will be deemed to have subscribed for and will purchase our Class A common stock at the same price per share and, by operation of law pursuant to the Merger, we will have succeeded to Holdco’s obligations under the Sable PIPE Subscription Agreements. The Sable PIPE Subscription Agreements provide that, if the Merger is consummated, we must file a registration statement within 30 calendar days after consummation of the Merger registering the resale of the shares of our Class A common stock issued to the Sable PIPE Investors, and must use our commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. We thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective.

We intend to pursue additional private placement subscriptions under substantially similar subscription agreements (with revisions to reflect that we are entering into such subscription agreements and the subscribers will be subscribing for our Class A common stock directly) prior to the closing of the Business Combination (the “Flame PIPE Subscription Agreements”), provided that such additional subscriptions, together with the Sable PIPE Investment, will not exceed $400 million. The Sable PIPE Subscription Agreements and the Flame PIPE Subscription Agreements are referred to collectively as the “PIPE Subscription Agreements,” and the Sable PIPE

Investors and any investors who enter into Flame PIPE Subscription Agreements are refereed to collectively as the “PIPE Investors.” The foregoing description of the Sable PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form Sable PIPE Subscription Agreement filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 2, 2022.

Registration Rights Agreement

The Merger Agreement provides that, at the closing of the Business Combination, the holders of Holdco Class A shares immediately prior to the effective time of the Holdco Merger will enter into a registration rights agreement with us (the “Registration Rights Agreement”) pursuant to which the holders will be granted certain registration rights with respect to the Flame Class A common stock to be received as consideration in the Merger.

Pursuant to the Registration Rights Agreement, we will agree to file a registration statement within 30 calendar days after the consummation of the Merger registering the resale of the registrable securities under the Registration Rights Agreement, and we must use our commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. We thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time the registration statement is effective, any holder signatory to the Registration Rights Agreement may request, one time in any 12-month period, to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement for a total offering price reasonably expected to exceed, in the aggregate, $25 million. In addition, the holders will have certain “piggyback” registration rights with respect to registrations initiated by us and other Flame stockholders. We will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement, subject to limited exceptions.

Pursuant to the Registration Rights Agreement, the holders of Holdco Class A shares immediately prior to the effective time of the Holdco Merger, subject to limited exceptions, will agree to a lock-up on their shares of our Class A common stock, pursuant to which such parties will agree to not transfer shares of our Class A common stock held by such parties for a period of three years following the closing of the Business Combination.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form Registration Rights Agreement filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 2, 2022.

Recent Events

On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash (which may include an interest bearing demand deposit account at a national bank) until earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Extension”) from March 1, 2023, to September 1, 2023 (the “Extended Date”). In connection with the Extension, stockholders holding 20,317,255 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Class A ordinary shares. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

On February 27, 2023, in connection with the Extension, we filed an amendment (the “Extension Amendment”) to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which we must consummate our initial business combination from March 1, 2023 to September 1, 2023.

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

•	Attractive Returns. Acquire a business at a valuation that will offer attractive long-term risk-adjusted equity returns for our shareholders.

•

Significant Free Cash Flow. Assets located in the United States with significant reserves classified as “proved developed producing” that have a history of free cash flow generation after capital requirements while holding production levels flat or growing them on a year-over-year basis.

•

Low Risk Development Upside. Assets within a high-quality reservoir that has proven to be productive with undeveloped or underdeveloped inventory that would be economic to develop based on forward strip pricing.

•

High Operational Control. Assets over which we will have significant operational control that will allow our management team to utilize its operational expertise to reduce costs, increase production or otherwise optimize operations that will result in improved economics and returns to shareholders. We expect this operational control to allow our management team to control future capital deployment based on market conditions and risk-adjusted returns on capital.

•	Conservative Leverage Profile. Acquiring a business with conservative leverage profile would allow us to be opportunistic and to weather commodity price cycles.

•

Bolt-on Acquisition Opportunities. Assets in areas of operation where there could be follow-on acquisition opportunities that allow us to leverage its initial operating platform and realize operating and financial synergies associated with consolidation.

•

Access to Infrastructure and End Markets. Gathering and processing infrastructure and favorable contracts that are not expected to overly burden cash flows when prices are at low levels and allow our company to have sufficient capacity to develop future reserves and grow our production volumes when market conditions warrant.

•

Health, Safety and Environmental Stewardship. Historical track record of successful performance in the health, safety and environmental aspects of operating a business or the ability to reach such standards by using our team’s operating experience and track record.

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

Industry Opportunity

We believe our team’s extensive and diversified experience in the energy industry will help us to effectively evaluate acquisition targets. We believe that assets in the energy value chain continue to be compelling and attractive for a number of reasons:

•

Strong Core Industry Fundamentals. Despite current market sentiment, projections for crude oil and natural gas suggest demand growth for many years before reaching its peak, while E&P companies have reacted to low commodity prices as a result of oversupply and the COVID-19 pandemic by reducing growth capital spending. Natural gas is also viewed as a bridge fuel to more sustainable and environmentally-friendly forms of electricity generation. The United States has recently become a global leader in natural gas resource development and is a growing LNG exporter. We believe investors have fundamentally changed their investment criteria for the E&P industry from high production growth targets to disciplined growth, focusing primarily on total returns and returns of cash to investors.

•

Large Target Market. The energy industry, and the E&P industry in particular, is highly fragmented with hundreds of companies ranging from start-ups to large corporations. Many non-investment grade companies have struggled with excess leverage and have been forced to restructure their operations. Other companies have looked to reduce their leverage through asset sales. Historically, the E&P industry has used asset sales as one of its key funding sources for capital spending. The absence of capital availability and an active M&A market to raise vital cash proceeds leads us to believe that many public and private companies currently lack the financial health and operating capabilities to succeed in this environment.

•

Lack of Competition. Sustained low commodity prices have deeply impacted the financial health and access to capital for many public and private energy companies, combined with many public and private equity and debt investors exiting the industry. We believe the exodus of capital providers creates a distinct window of opportunity for energy focused SPACs to fill the void and pursue acquisitions in a buyer’s market.

•

Management Experience Through Cycles Required to Succeed. With investors leaving the energy industry and a need for substantial consolidation given the new operating environment, we believe there is a need for managers that have M&A experience, who can manage the demands of operating a public company and have the experience of successfully navigating and taking advantage of the various commodity price cycles that the industry has seen in the past and will likely see in the future.

Initial Business Combination

So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of our initial business combination. We refer to this as the 80% of net assets test. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the Board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the Board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities in any three-year period.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account, divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the Marketing Fee we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our founders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination and (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 622,623, or 7.4%, of the 8,432,745 currently outstanding public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreement of our founders, directors and officers may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 1, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until September 1, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by September 1, 2023 we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period (as defined below), or by the applicable deadline as may be extended.

Our founders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by September 1, 2023. However, our founders, officers or directors will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period.

Our founders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes as well as expenses relating to the administration of the Trust Account on interest income earned on the Trust Account balance, we may request the trustee to release to us an amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the

Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $335,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from the Trust Account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 1, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 1, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by September 1, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 1, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by September 1, 2023, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this Annual Report on Form 10-K. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above.

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

Employees

We currently have five officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

For risk factors related to the proposed Business Combination, see the section titled “Risk Factors” in the proxy statement (including all amendments and supplements thereto) that we filed with the SEC on November 10, 2022. The risks presented below assumes that we will not consummate the proposed Business Combination and will then seek to find an alternative target with which to consummate an initial business combination.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company incorporated under the laws of the state of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Additionally, we may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had $100,256 in cash and a working capital deficiency of $6,217,154 (not taking into account tax obligations of $330,151 that may be paid using investment income earned from the Trust Account). We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by September 1, 2023. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. Management’s plans to address this need for capital are discussed in the section of this annual report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination before September 1, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere herein do not include any adjustments that might result from our inability to continue as a going concern.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any other public shares purchased in or subsequent to our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 622,623, or 7.4%, of the 8,432,745 currently outstanding public shares to be voted in favor of a transaction in order to have our initial business combination approved (assuming all outstanding shares are voted). Our founders own shares representing 46.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

On February 27, 2023, we held special meeting of stockholders to vote on the Extension Amendment Proposal. In connection with the Extension Amendment Proposal, stockholders elected to redeem 20,317,255 shares of Class A Common Stock, which represents approximately 70.67% of the shares that were part of the units that were sold in our initial public offering. After giving effect to such redemptions, $85,551,238.80 remained in the Trust Account. The resulting reduction of the amount available to us in the Trust Account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial business combination on commercially acceptable terms or at all.

There are no assurances that the Extension will enable us to complete an initial business combination.

Even though the Extension was approved, we can provide no assurances that our initial business combination will be consummated prior to the end of the Combination Period. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. In connection with the Extension, a stockholders elected to redeem an aggregate of 20,317,255 shares of Class A Common Stock, representing approximately 70.67% of our then-issued and outstanding shares of Class A Common Stock, for an aggregate of $206,121,060 in cash. As of March 28, 2023, we had cash in the Trust Account of $86,512,078.

The requirement that we complete our initial business combination by September 1, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 1, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation will provide that we must complete our initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest released to us to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive approximately $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described in this annual report, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by September 1, 2023 subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by September 1, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, public stockholders may be forced to wait beyond September 1, 2023 before they receive funds from the Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time. Because public stockholders elected to redeem an aggregate of 20,317,255 shares of our Class A Common Stock, representing approximately 70.67% of our issued and outstanding shares of Class A Common Stock, in connection with the Extension, there is an increased likelihood that we may fail to satisfy the minimum public stockholders’ equity and round lot holders thresholds imposed by NYSE.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock that our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until at least September 1, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least September 1, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least September 1, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

The funds available to us outside of the Trust Account to fund our working capital requirements may not be sufficient to allow us to operate until September 1, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our founders will be sufficient to allow us to operate until September 1, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If we are required to seek additional capital, we would need to withdraw interest from the Trust Account as described elsewhere in this annual report and/or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination by September 1, 2023, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes as well as expenses relating to administration of the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors and officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be severely restricted. As a result, in such circumstances, we may elect to abandon our efforts to complete our initial business combination and instead choose to liquidate the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to the circumstances in which SPACs such as Flame could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). To avail itself of the safe harbor in the SPAC Rule Proposal, a company would then be required to complete its initial business combination no later than 24 months after the effective date of its IPO Registration Statement.

Flame completed the IPO in February 2021 and has operated as a blank check company searching for a target business with which to consummate an initial business combination since such time until its announcement regarding the potential Business Combination with Sable on November 2, 2022. It is possible that a claim could be made that Flame has been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may be required to institute burdensome compliance requirements, including:

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

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we may be subject to additional regulatory burdens and expenses for which we have not allotted funds. In addition, unless we were able to modify our activities so that we would not be deemed an investment company, we may fail to satisfy a condition in the Merger Agreement, which could result in the termination of the Merger Agreement. After any such termination, we may instead be required to wind up, redeem and liquidate. If we are required to liquidate, our stockholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment through our proposed Business Combination. Additionally, if we are required to liquidate, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of a business combination or our liquidation. As a result, following sale of securities in the Trust Account, if any, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which could reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of Flame.

The funds in the Trust Account had, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on February 21, 2023, we instructed the trustee with respect to the Trust Account to transfer the U.S. government treasury obligations or money market funds held in the Trust Account and, thereafter, to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of consummation of a business combination or liquidation of Flame. Following such sale of the securities held in the Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, the decision to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) could reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of Flame.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 1, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 1, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 1, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 191,567,255 and 12,812,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

In November 2020, our founders acquired 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. Our sponsor purchased 4,671,875 founder shares, FL Co-Investment purchased 1,257,813 founder shares and Intrepid Financial Partners purchased 1,257,812 founder shares. Also in November 2020, our sponsor transferred 434,375 founder shares to our independent director nominees and certain individuals, including Gregory D. Patrinely, our Executive Vice President and Chief Financial Officer, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 founder shares to our sponsor, respectively, at their original purchase price. Prior to the initial investment in the company of $25,000 by our founders we had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering.

The founder shares will be worthless if we do not complete an initial business combination. In addition, our initial stockholders purchased an aggregate of 7,750,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $7,750,000, or $1.00 per whole warrant, that will also be worthless if we do not complete a business combination.

Our founders, directors and officers have agreed (A) to vote any shares owned by them in favor of any proposed business combination pursuant to a letter agreement that our founders, directors and officers have entered into with us and (B) pursuant to such letter agreement, our founders, officers and directors have agreed to waive (i) their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by September 1, 2023, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by September 1, 2023; (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights.

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

In November 2020, our founders acquired 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.0035 per share. Our sponsor purchased 4,671,875 founder shares, FL Co-Investment purchased 1,257,813 founder shares and Intrepid Financial Partners purchased 1,257,812 founder shares. Also in November 2020, our sponsor transferred 434,375 founder shares to our independent directors and certain individuals, including Gregory D. Patrinely, our Executive Vice President and Chief Financial Officer, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 founder shares to our sponsor, respectively, at their original purchase price. Our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

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

The amount of the net proceeds from our initial public offering and the sale of the private placement warrants available to complete our initial business combination and pay related fees and expenses (which includes up to $10,062,500 for the payment of the Marketing Fee) was $277,437,500 as of December 31, 2022 (or $71,316,440 after the redemptions of Ordinary Shares that occurred on March 2, 2023).

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

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation will provide that any of its provisions (other than amendments relating to the election or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation or bylaws may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who collectively beneficially own 46% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation that govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our founders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of amounts released to us to pay taxes and expenses related to the administration of the trust), divided by the number of then issued and outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this letter agreement and, as a result, will not have the ability to pursue remedies against our founders, officers or directors for any breach of the letter agreement. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account (and not previously released to us to pay our franchise and income taxes as well as expenses relating to the administration of the Trust Account) on the liquidation of the Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Subsequent to the Extension, our initial stockholders now own shares representing 46% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our initial business combination.

We have issued warrants to purchase 14,375,000 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase an aggregate of 7,750,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own 7,187,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination by September 1, 2023.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

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

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this annual report are derivative liabilities related to embedded features contained within our public warrants and private placement warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging—Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities and related financial disclosures for the fiscal year ended December 31, 2021. For a discussion of management’s consideration of the material weakness identified related to the Company’s accounting treatment of its public and private placement warrants, see Part II, Item 9A: Controls and Procedures included in this Report.

We have identified a material weakness in our internal control over financial reporting of complex financial instruments related to the Company’s classification of redeemable shares of Class A common stock. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. Historically, a portion of the Class A common stock was classified as permanent equity. Following the Company’s re-evaluation of the accounting classification of the Class A common stock, the Company’s management has determined that the Class A common stock requires classification as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s classification of the Class A common stock, see Part II, Item 9A: Controls and Procedures included in this Report.

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

The restatement of our March 30, 2021 and June 30, 2021 unaudited interim financial statements in connection with the filing of our Form 10-K for the year ended December 31, 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

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

A new 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions by us of our Class A common stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. This excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Generally, the amount of the excise tax is 1% of the fair market value of the shares repurchased at the time of the repurchase. For the purposes of calculating the excise tax, the repurchasing corporation is permitted to net the fair market value of certain new stock issuances against the fair market value of the stock repurchases that occur in the same taxable year. The U.S. Treasury Department, the IRS (as defined below), and other standard-setting bodies are expected to issue guidance on how the excise tax provisions of the IRA will be applied. The IRA excise tax applies to repurchases that occur after December 31, 2022.

Any repurchase or redemption of our Class A common stock that occurs after December 31, 2022, in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any PIPE Investment or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. Since the excise tax would be payable by us and not by the redeeming holder, we have yet to determine the mechanics of any required payment of the excise taxes.

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

Holders

On March 28, 2023, there was one holder of record of our units, two holders of record of our Class A common stock, one holder of record of our public warrants, eight holders of record of our Class B common stock and eight holders of record of our private placement warrants.

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

On March 1, 2021 we consummated our initial public offering of 28,750,000 units at $10.00 per unit, including 3,750,000 units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover over-allotments. Cowen & Company, LLC (“Cowen”) and Intrepid Partners, LLC (“Intrepid’) served as the joint book-running managers for the offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252805) that became effective on February 24, 2021.

We paid a total of $5,750,000 in underwriting discounts and commissions and $857,751 for other costs and expenses related to the initial public offering. The underwriters agreed to defer an additional $10,062,500 in underwriting discounts and commissions, payable upon consummation of our initial business combination, pursuant to the Business Combination Marketing Agreement, by and among the Company, Cowen and Intrepid. After deducting the underwriting discounts and commissions (excluding the deferred portion of $10,062,500 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of initial business combination, if consummated) and incurred offering costs, the total net proceeds from our initial public offering and the sale of the private placement warrants was $287,835,000, of which $287,500,000 (or $10.00 per unit sold in the initial public offering) was placed in the Trust Account. We reimbursed our sponsor and certain officers and directors to cover expenses related to the initial public offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to Flame Acquisition Corp., except where the context requires otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, and those described in our other Securities and Exchange Commission filings.

Overview

We are a blank check company incorporated in Delaware on October 16, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is Flame Acquisition Sponsor LLC, a Delaware limited liability and an affiliate of certain of our officers and directors.

Potential Business Combination

Merger Agreement

On November 2, 2022, we entered into an agreement and plan of merger, dated as of November 2, 2022 (as it may be amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Sable”). The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Holdco will merge with and into the Company, with the Company surviving the merger (the “Holdco Merger”), and (ii) immediately following the effective time of the Holdco Merger, SOC will merge with and into the Company, with the Company surviving the merger (the “SOC Merger”). The Holdco Merger together with the SOC Merger are referred to as the “Merger,” and the Merger and other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In connection with the Business Combination, the Company will change its name to Sable Offshore Corp. The independent members of the board of directors of the Company (the “Board”) approved, and recommended that the Board approve, the Merger Agreement and the transactions contemplated thereby. Subsequently, the Board approved the Merger Agreement and the transactions contemplated thereby.

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

On November 10, 2022, we filed a preliminary proxy statement relating to the Business Combination (as amended, the “Proxy Statement”), which included a recommendation of the Board to the Company’s stockholders that they approve the proposals included in the Proxy Statement. For more information on the Business Combination and the transactions contemplated thereby, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2022 and the Company’s preliminary proxy statement on Schedule 14A filed with the SEC on November 10, 2022 (as amended from time to time, including on December 23, 2022 and January 27, 2023).

PIPE Subscription Agreements

In connection the Business Combination, Holdco entered into subscription agreements (the “Sable PIPE Subscription Agreements”) with certain investors (such investors, the “Sable PIPE Investors”), pursuant to which the Sable PIPE Investors agreed to purchase, in the aggregate, 7,450,000 limited liability company membership interests in Holdco designated as Class B shares at $10.00 per share, for an aggregate commitment amount of approximately $74,500,000 (the “Sable PIPE Investment”).

The Sable PIPE Subscription Agreements provide that, in the event the Merger is consummated, the Sable PIPE Investors will be deemed to have subscribed for and will purchase our Class A common stock at the same price per share and, by operation of law pursuant to the Merger, we will have succeeded to Holdco’s obligations under the Sable PIPE Subscription Agreements. The Sable PIPE Subscription Agreements provide that, if the Merger is consummated, we must file a registration statement within 30 calendar days after consummation of the Merger registering the resale of the shares of our Class A common stock issued to the Sable PIPE Investors, and must use our commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. We thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective.

We intend to pursue additional private placement subscriptions under substantially similar subscription agreements (with revisions to reflect that we are entering into such subscription agreements and the subscribers will be subscribing for our Class A common stock directly) prior to the closing of the Business Combination (the “Flame PIPE Subscription Agreements”), provided that such additional subscriptions, together with the Sable PIPE Investment, will not exceed $400 million. The Sable PIPE Subscription Agreements and the Flame PIPE Subscription Agreements are referred to collectively as the “PIPE Subscription Agreements,” and the Sable PIPE Investors and any investors who enter into Flame PIPE Subscription Agreements are refereed to collectively as the “PIPE Investors.” The foregoing description of the Sable PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form Sable PIPE Subscription Agreement filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 2, 2022.

Registration Rights Agreement

The Merger Agreement provides that, at the closing of the Business Combination, the holders of Holdco Class A shares immediately prior to the effective time of the Holdco Merger will enter into a registration rights agreement with us (the “Registration Rights Agreement”) pursuant to which the holders will be granted certain registration rights with respect to the Flame Class A common stock to be received as consideration in the Merger.

Pursuant to the Registration Rights Agreement, we will agree to file a registration statement within 30 calendar days after the consummation of the Merger registering the resale of the registrable securities under the Registration Rights Agreement, and we must use our commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. We thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time the registration statement is effective, any holder signatory to the Registration Rights Agreement may request, one time in any 12-month period, to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement for a total offering price reasonably expected to exceed, in the aggregate, $25 million. In addition, the holders will have certain “piggyback” registration rights with respect to registrations initiated by us and other Flame stockholders. We will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement, subject to limited exceptions.

Pursuant to the Registration Rights Agreement, the holders of Holdco Class A shares immediately prior to the effective time of the Holdco Merger, subject to limited exceptions, will agree to a lock-up on their shares of our Class A common stock, pursuant to which such parties will agree to not transfer shares of our Class A common stock held by such parties for a period of three years following the closing of the Business Combination.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form Registration Rights Agreement filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 2, 2022.

Recent Events

On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash (which may include an interest bearing demand deposit account at a national bank) until earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Extension”) from March 1, 2023, to September 1, 2023 (the “Extended Date”). In connection with the Extension, stockholders holding 20,317,255 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Class A ordinary shares. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

On February 27, 2023, in connection with the Extension, we filed an amendment (the “Extension Amendment”) to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which we must consummate our initial business combination from March 1, 2023 to September 1, 2023.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $100,256. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from the Sponsor, FL Co-Investment and Intrepid Financial Partners.

Our registration statement for our initial public offering was declared effective on February 24, 2021. On March 1, 2021, we consummated our initial public offering of 28,750,000 units, which included 3,750,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $287,500,000 and incurring offering costs of $16,670,251, inclusive of $10,062,500 in deferred underwriting commissions pursuant to the Business Combination Marketing Agreement with Cowen and Company, LLC and Intrepid Partners, LLC (the “Business Combination Marketing Agreement”).

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,750,000 warrants to our initial stockholders, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $7,750,000.

Upon the closing of our initial public offering and the private placement, $287,500,000 of the net proceeds of the sale of the Units in our initial public offering and the sale of private placement warrants in the private placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our initial business combination by September 1, 2023, subject to applicable law. On February 21, 2023, the Trust Account was liquidated to thereafter be held in cash, which may include an interest bearing demand deposit account at a national bank (see Note 11 to our financial statements included elsewhere in this annual report). Based on current interest rates, we expect that interest income earned on the Trust Account (if any) will be sufficient to pay our income and franchise taxes.

If we are unable to complete our initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period, or by the applicable deadline as may be extended.

Results of Operations

Our entire activity since inception through December 31, 2022 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (see Note 6 to our financial statements included elsewhere in this annual report). We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities and promissory notes. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements included elsewhere in this annual report) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements included elsewhere in this annual report), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, neither the Sponsor or the Company’s officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by September 1, 2023. We cannot assure you that our plans to raise capital or to consummate an initial business combination before September 1, 2023 will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

For the year ended December 31, 2022, we had a net loss of $2,590,948, which consisted of interest income on our amounts held in the Trust Account of $3,989,061, and a decrease in the fair value of warrants of $498,000, offset by operating costs of $6,150,199, income tax expense of $757,069 and an increase in fair value of the previously issued promissory notes of $170,741.

For the year ended December 31, 2021, we had a net income of $4,273,078, which consisted of $1,682,816 in operating costs, $280,829 of financing costs, and $18,323 of initial fair value adjustment on promissory note, offset by $6,155,125 of change in fair value of derivative warrant liabilities, $83,768 of change in fair value of promissory note and $16,153 in gain on investments held in Trust Account. The $280,829 in financing costs represents offering costs allocated to warrant liabilities and expensed at the time of the initial public offering.

Going Concern

As of December 31, 2022, we had $100,256 in cash and working capital deficit of $6,547,305. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by September 1, 2023. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. During the period ended December 31, 2022, the Company withdrew $786,918 for payment of taxes, leaving $3,218,297 available for withdrawal from the Trust account as of December 31, 2022. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K. Our plans to raise capital and to consummate our initial business combination by September 1, 2023 may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan (see Note 5 to our financial statements included elsewhere in this annual report), $800,000 that was available under the Second Working Capital Loan (see Note 5 to our financial statements included elsewhere in this annual report), $335,000 that was available under the Third Working Capital Loan (see Note 5 to our financial statements included elsewhere in this annual report), $170,000 that was available under the Q3 2022 Promissory Note (see Note 5 to our financial statements included elsewhere in this annual report) and $200,000 that was available under the Q4 2022 Promissory Note (see Note 5 to our financial statements included elsewhere in this annual report). As of December 31, 2022, each of the working capital loans was fully drawn down. The Q3 2022 Promissory Note was fully drawn down on October 5, 2022, and the Q4 2022 Promissory Note (see Note 5 to our financial statements included elsewhere in this annual report) was fully drawn down on October 31, 2022. On February 6, 2023, the Company issued an additional unsecured promissory note (“Q1 2023 Promissory Note”) in the principal amount of $535,000 (see Note 11 to our financial statements included elsewhere in this annual report).

Related Party Transactions

Founder Shares

In November 2020, our founders acquired 7,187,500 founder shares for an aggregate purchase price of $25,000. Our sponsor purchased 4,671,875 founder shares, FL Co-Investment purchased 1,257,813 founder shares and Intrepid Financial Partners purchased 1,257,812 founder shares. Also in November 2020, our sponsor transferred 434,375 founder shares to our independent director nominees and certain individuals, including Gregory D. Patrinely, our Executive Vice President and Chief Financial Officer, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 founder shares to our sponsor, respectively, at their original purchase price.

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

Private Placement Warrants

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,750,000 private placement warrants to our initial stockholders, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $7,750,000.

Each private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the initial stockholders was added to the proceeds from our initial public offering held in the Trust Account. If we do not complete a business combination by September 1, 2023, the private placement warrants will expire worthless. Except as set forth below, the private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial stockholders or their permitted transferees.

The purchasers of the private placement warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants (except to permitted transferees) until 30 days after the completion of the initial business combination.

Related Party Loans

On November 25, 2020, our founders agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Initial Promissory Note”). This loan was non-interest bearing and payable upon the completion of our initial public offering. We borrowed $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note to our founders in full as of September 30, 2021. On March 1, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of December 31, 2022, we have borrowed $365,000 under the First Working Capital Loan. On December 27, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of December 31, 2022, we have borrowed $800,000 under the Second Working Capital Loan. On March 29, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of December 31, 2022, we have borrowed $335,000 under the Third Working Capital Loan. The Sponsor assigned $112,000 of the Third Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $112,000 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $112,000 of the Third Working Capital Loan to our President, Caldwell Flores. On September 30, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $170,000 to cover additional expenses related to our search for the initial business combination (the “Q3 2022 Promissory Note”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of December 31, 2022, we have borrowed $170,000 under the Q3 2022 Promissory Note. On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On October 31, 2022, the Q4 2022 Promissory Note was fully drawn down by the Company. On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000. The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On February 7, 2023, the Q1 2023 Promissory Note was fully drawn down by the Company.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender (the “Working Capital Loans”). Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. On March 28, 2023, the Company and the Sponsor entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note are Working Capital Loans and may be convertible into warrants at a price of $1.00 per warrant at the option of the Sponsor. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of December 31, 2022, we had drawn down $1,500,000 of such loans.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate, paid upon the closing of our initial public offering. An additional fee of $0.35 per Unit, or $10,062,500 in the aggregate will be payable to the underwriters pursuant to the Business Combination Marketing Agreement. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

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

Investments Held in the Trust Account

As of December 31, 2022, our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. The Trust Account may also contain balances of cash as result of investment activity. On February 21, 2023, the Trust Account was liquidated to thereafter be held in cash, which may include an interest bearing demand deposit account at a national bank (see Note 11 to our financial statements included elsewhere in this annual report).

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022, 28,750,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A Common Stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.

Net (loss) income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net (loss) income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2022, the warrants are exercisable for 23,625,000 shares of Class A common stock in the aggregate.

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

We issued 14,375,000 common stock warrants to investors in our initial public offering and issued 7,750,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants and Private Warrants were initially and subsequently measured at fair value using a Monte-Carlo simulation model. Beginning as of December 31, 2021, the fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. The private placement warrants are measured by reference to the listed trading price of the Public Warrants at December 31, 2022.

Convertible Promissory Notes—Related Party

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective no later than January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-24 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s prior financial statements included in its 2021 Annual Report on Form 10-K. In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements for the year ended December 31, 2022 were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has begun implementing certain remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
James C. Flores	63	Chairman and Chief Executive Officer
J. Caldwell Flores	29	President
Gregory D. Patrinely	37	Executive Vice President and Chief Financial Officer
Doss Bourgeois	65	Executive Vice President and Chief Operating Officer
Anthony Duenner	63	Executive Vice President, General Counsel and Secretary
Michael E. Dillard	64	Director
Gregory P. Pipkin	63	Director
Christopher B. Sarofim	59	Director

James C. Flores. Mr. Flores is our co-founder and has served as our Chief Executive officer and Chairman of our board of directors since our inception. From our inception to March 3, 2023, he also served as our President. From May 2017 until February 2021, Mr. Flores served as President, Chief Executive Officer and Chairman of Sable Permian Resources, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Sable Permian Resources filed a voluntary petition for bankruptcy on June 25, 2020 and emerged from bankruptcy on February 1, 2021. Prior to Sable Permian Resources, Mr. Flores served as Vice Chairman of Freeport-McMoRan, Inc. and CEO of Freeport-McMoRan Oil & Gas, a wholly owned subsidiary of Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, from June 2013 until April 2016. From 2001 until 2013, Mr. Flores was the Chairman, CEO and President of Plains Exploration & Production Company and Chairman and CEO of Plains Resources Inc. From 1994 until 2000, Mr. Flores was also the Chairman and CEO of Flores & Rucks, Inc. which, after several acquisitions, was later renamed Ocean Energy Inc. prior to its sale to Devon Energy Corporation. Since 1982, Mr. Flores has had an extensive career in the oil and gas industry in the roles of Chairman, Chief Executive Officer, and President of four public and one private oil & gas exploration and production companies. He is a member of the National Petroleum Council, serves as Trustee for the Baylor College of Medicine and is a Director for the Waterfowl Research Foundation. He was recognized as Executive of the Year in 2004 in Oil and Gas Investor magazine. Mr. Flores received a B.S. degree in corporate finance and petroleum land management from Louisiana State University. We believe Mr. Flores is qualified to serve on our board of directors due to his more than 35 years in the oil and gas industry, including as Chief Executive Officer of several public companies.

J. Caldwell Flores. Mr. Flores has served as our President since March 3, 2023. Previously, he served as our Vice President from March 1, 2021 to March 3, 2023. Mr. Flores has also served as President of Sable Offshore Corp. since September 2021 and as President of Sable Minerals, Inc., a Houston-based private oil and gas company, overseeing the daily operations and administration, as well as providing investment analysis for the firm since January 1, 2015. Prior to assuming the role of President of Sable Minerals, Inc., Mr. Flores was a Senior Associate for Sable Permian Resources, LLC, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities from February 2018 until February 2021. Prior to that, Mr. Flores served as Operations Manager for Sable Minerals, Inc. from 2015 through 2017. Mr. Flores received a B.S. degree in Business Administration from the University of Houston. Mr. Flores is the son of James C. Flores, who is the Chairman, Chief Executive Officer and President of Flame and the sole owner of Holdco and the Chairman and Chief Executive Officer of Sable and will be the Chairman and Chief Executive Officer of New Sable.

Gregory D. Patrinely. Mr. Patrinely has served as our Chief Financial Officer since our inception. Since March 3, 2023, he has also served as our Executive Vice President. From our inception to March 3, 2023, he also served as our Secretary. From June 2018 until February 2021, Mr. Patrinely served as Executive Vice President and Chief Financial Officer of Sable Permian Resources, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Sable Permian Resources filed a voluntary petition for bankruptcy on June 25, 2020 and emerged from bankruptcy on February 1, 2021. Mr. Patrinely previously served as Treasurer for Sable Permian Resources, from May 2017 to June 2018, where he oversaw the financial analysis and execution of refinancing, restructuring and acquisition efforts. Prior to Sable Permian Resources, Mr. Patrinely was a Manager in the Acquisitions & Divestments Group of Freeport-McMoRan Oil & Gas, a wholly owned subsidiary of Freeport-McMoRan Inc., from May 2015 to May 2017, where he managed the execution of financings, mergers, acquisitions and divestments. Mr. Patrinely holds a B.S. degree in Economics with Financial Applications and a B.A. degree in English, with Honors, from Southern Methodist University.

Doss Bourgeois. Mr. Bourgeois has served as our Executive Vice President and Chief Operating Officer since March 3, 2023. He has also served as Executive Vice President and Chief Operating Officer of Sable Offshore Corp. since September 2021. Mr. Bourgeois served as Executive Vice President of Sable Permian Resources, LLC from May 2017 until February 2021. Mr. Bourgeois served as President and Chief Operating Officer of Freeport-McMoRan Oil & Gas (“FM O&G”) from July 2015 until April 2016. Mr. Bourgeois served as Executive Vice President, Exploration and Production of FM O&G from June 2013 until July 2015. He previously served as Executive Vice President, Exploration and Production of FM O&G’s predecessor, Plains Exploration & Production Company (“PXP”) from June 2006 until PXP merged into Freeport-McMoRan Copper & Gold in May 2013. Mr. Bourgeois also served as PXP’s Vice President of Development from April 2006 to June 2006 and as PXP’s Vice President—Eastern Development Unit from May 2003 to April 2006. Prior to that time, Mr. Bourgeois was Vice President at Ocean Energy, Inc. from August 1993 to May 2003. He also served in various production engineering and drilling engineering roles for Consolidated Natural Gas Producing Company from August 1983 to August 1993 and for Mobil Oil Company from December 1980 to August 1983. Mr. Bourgeois holds a B.S. degree in Petroleum Engineering from Louisiana State University.

Anthony Duenner. Mr. Duenner has served as our Executive Vice President, General Counsel and Secretary since March 3, 2023. Previously, he served as our Vice President from March 1, 2021 to March 3, 2023. Mr. Duenner has also served as Executive Vice President, General Counsel & Secretary of Sable Offshore Corp. since September 2021. Mr. Duenner has over 35 years of diverse legal and commercial energy experience. From May 2017 until February 2021, Mr. Duenner served as Vice President, Corporate Development of Sable Permian Resources, LLC, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Prior to Sable Permian Resources, LLC, from June 2013 to April 2017, Mr. Duenner was Vice President—International & New Ventures for Freeport-McMoRan Oil & Gas (“FM O&G”), a wholly owned subsidiary of Freeport-McMoRan Inc., where he had responsibility for the company’s international commercial activities as well as new ventures and partnerships. He previously served as Vice President – International & New Ventures of FM O&G’s predecessor, Plains Exploration & Production Company (“PXP”) from May 2005 until PXP merged into Freeport-McMoRan Copper & Gold in May 2013. While with PXP, Mr. Duenner also served as the company’s Assistant General Counsel from May 2005 until November 2007. Prior to that time, Mr. Duenner was Vice President, Corporate Development for integrated energy company Entergy Corp., where he led corporate development activities for Entergy and its subsidiaries from 2004 to 2005. Prior to Entergy, from 1998 to 2004, Mr. Duenner served in a various project development and wholesale origination functions within Enron International and its successor Prisma Energy International. Previously, Mr. Duenner was in the private practice of law with Bracewell LLP in Houston (Partner from 1994 to 1997 and Associate from 1988 to 1994) and with Morgan Lewis in Washington, D.C (Associate from 1986 to 1988). Mr. Duenner attended the University of Oklahoma and received a B.S. degree in Finance and a J.D. degree from the University of Tulsa.

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

Christopher B. Sarofim. Mr. Sarofim has served on our board of directors since March 2021. Mr. Sarofim is the Chairman and a member of the Board of Directors of Fayez Sarofim & Co., an SEC-registered investment advisory firm based in Houston, Texas. Mr. Sarofim joined the firm in 1988 and has been a member of its Board since August 2014. Additionally, he serves on the firm’s Executive, Finance and Investment Committees. Mr. Sarofim shares portfolio management responsibilities for numerous separate accounts advised by the firm and is a co-manager of several mutual funds Fayez Sarofim & Co. sub-advises for BNY Mellon. Prior to joining Fayez Sarofim & Co., he was employed with Goldman Sachs & Co. LLC in corporate finance. In addition to his work at Fayez Sarofim & Co., Mr. Sarofim serves on the boards of Kemper Corp. (NYSE: KMPR), Highland Resources Inc. and Wood Partners. Mr. Sarofim is a member of the Board of Trustees of The Brown Foundation, Inc., St. John’s School, Baylor College of Medicine, and serves on the MD Anderson Cancer Center Board of Visitors. Mr. Sarofim received an A.B. degree in History from Princeton University in 1986. We believe Mr. Sarofim is qualified to serve on our board of directors due to his extensive investment advisory background, board experience, and financial market and securities analysis expertise.

Sable Permian Bankruptcy

On June 25, 2020, Sable Permian Resources, LLC and its subsidiaries (collectively, “Sable Permian”), filed voluntary petitions in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) and began managing and operating its businesses as debtors-in-possession pursuant to Sections 1107 and 1108 of the federal bankruptcy laws. On December 1, 2020, Sable Permian filed a proposed plan of reorganization (the “Plan”), which the Bankruptcy Court conditionally approved on December 17, 2020. Pursuant to the Plan, among other actions, Sable Land Company LLC (“Sable Land”), which is an indirect, wholly owned subsidiary of Sable Permian, will reorganize and Sable Land’s lenders will receive an equity interest in Sable Land and replace Sable Permian’s management with a third-party operator that will operate Sable Land going forward. On January 29, 2021, the Bankruptcy Court entered an order confirming Sable Permian’s Plan and the Plan went effective on February 1, 2021. As of February 1, 2021, Mr. J. Flores, Mr. J. Caldwell Flores, Mr. Bourgeois, Mr. Duenner and Mr. Patrinely were no longer employed by or affiliated with Sable Permian.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers and directors as a group.

In the table below, percentage ownership is based on 8,432,745 shares of our Class A common stock, which includes Class A common stock underlying the units sold in our initial public offering, and 7,187,500 shares of our Class B common stock outstanding as of March 28, 2023. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our sponsor, directors and officers because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Flame Acquisition Sponsor LLC(3)	—	—	4,263,750	59.3%	27.3%
James C. Flores(3)(4)	7,500	*	4,263,750	59.3%	27.3%
Entities affiliated with Saba Capital Management, L.P.(5)	1,150,783	13.7%	—	—	10.3%
Entities affiliated with Sculptor Capital LP(6)	1,425,015	16.9%	—	—	9.5%
Entities affiliated with Fort Baker Capital Management LP(7)	2,688,882	31.9%	—	—	17.2%
Hartree Partners, LP(8)	2,000,000	23.7%	—	—	12.8%
Gregory D. Patrinely	—	—	71,875	1.0%	*
J. Caldwell Flores	47,500	*	71,875	1.0%	*
Doss Bourgeois	200,000	2.4%	—	—	1.3%
Anthony Duenner	100,000	1.2%	—	—	*
Michael E. Dillard	5,000	*	96,875	1.3%	*
Gregory P. Pipkin	15,000	*	96,875	1.3%	*
Christopher B. Sarofim	500,000	5.9%	96,875	1.3%	3.8%
All officers and directors as a group (eight individuals)	875,000	10.4%	4,698,125	64.4%	35.7%

*	less than 1%
1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Flame Acquisition Corp., 700 Milam Street, Suite 3300, Houston, Texas 77002.
2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

3)

Flame Acquisition Sponsor LLC is the record holder of 4,263,750 founder shares reported herein. James C. Flores is the managing member of Flame Acquisition Sponsor LLC. As such, Mr. Flores may be deemed to share beneficial ownership of the shares of Class B common stock held of record by Flame Acquisition Sponsor LLC.

4)

In addition to the shares held of record by Flame Acquisition Sponsor LLC, Mr. Flores may be deemed to share beneficial ownership of 7,500 shares of Class A common stock held of record by certain family limited partnerships that he may be deemed to control.

5)

Based solely on information contained in a report on Schedule 13G/A filed on February 14, 2023 by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). Each of the Reporting Persons may be deemed the beneficial owner of 1,150,783 shares of the Company’s Class A common stock. The principal business address of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

6)

Based solely on information contained in a report on Schedule 13G/A filed on February 14, 2023 by entities affiliated with Sculptor Capital LP. Includes (i) 1,425,015 shares of Company’s Class A common stock beneficially owned by each of Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”) and Sculptor Capital Management, Inc. (“SCU”), (ii) 924,446 Shares beneficially owned by each of Sculptor Master Fund, Ltd. (“SCMF”) and Sculptor Special Funding, LP (“NRMD”) and (iii) 500,569 shares of Company’s Class A common stock beneficially owned by Sculptor SC II LP (“NJGC”). Sculptor and Sculptor-II serve as the principal investment managers to the private funds and discretionary accounts managed by Sculptor and thus may be deemed beneficial owners of the shares of Company’s Class A common stock in the private funds and discretionary accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the shares of Company’s Class A common stock reported herein. SCU is the sole shareholder of SCHC, and may be deemed a beneficial owner of the shares of Company’s Class A common stock reported herein. The principal business address of each of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD and NJGC is 9 West 57th Street, New York, NY 10019.

7)

Based solely on information contained in a report on Schedule 13G filed on February 14, 2023 by Fort Baker Capital Management LP, Fort Baker Capital, LLC and Mr. Steven Patrick Pigott (together, “Fort Baker”). Each of Fort Baker may be deemed the beneficial owner of 2,688,882 shares of the Company’s Class A common stock. The principal business address of each of Fort Baker is 700 Larkspur Landing Circle, Suite 275 Larkspur, CA 94938.

8)

Based solely on information contained in a report on Schedule 13G filed on November 16, 2022 by Hartree Partners, LP (the “Hartree”). Hartree may be deemed the beneficial owner of 2,000,000 shares of the Company’s Class A common stock. The principal business address of Hartree is 1185 Avenue of the Americas New York, NY 10036.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In November 2020, our founders acquired 7,187,500 founder shares for an aggregate purchase price of $25,000. Our sponsor purchased 4,671,875 founder shares, FL Co-Investment purchased 1,257,813 founder shares and Intrepid Financial Partners purchased 1,257,812 founder shares. Also in November 2020, our sponsor transferred 434,375 founder shares to our independent directors and certain individuals, including Gregory D. Patrinely, our Executive Vice President and Chief Financial Officer, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 founder shares to our sponsor, respectively, at their original purchase price. Prior to the initial investment in the Company of $25,000 by our founders, the Company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Additionally, our initial stockholders had agreed to forfeit up to 937,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. On February 26, 2021, the underwriters fully exercised their over-allotment option; thus, these founder shares were no longer subject to forfeiture.

In February 2021, our initial stockholders purchased 7,750,000 private placement warrants at a price of $1.00 per warrant. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. Our initial stockholders are permitted to transfer the private placement warrants held by them to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these warrants are, subject to certain limited exceptions, transferable or salable until 30 days after the completion of our business combination. So long as the private placement warrants are held by our initial stockholders or their respective permitted transferees, the private placement warrants will not be redeemable by us for cash. The private placement warrants may also be exercised by the initial stockholders or their respective permitted transferees for cash or on a cashless basis. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants that are part of the units, including as to exercise price, exercisability and exercise period, and may be redeemed by us for shares of Class A common stock as described herein.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of December 31, 2022, we have drawn down $1,500,000 of such loans.

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our unaudited interim financial statements, and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum related to audit and review services in connection with our initial public offering and other regulatory filings totaled $118,965 and $99,910 for the years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we paid Marcum $57,680 and $0, respectively, in audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning or tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules:

None

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

None.

FLAME ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Flame Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Flame Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by September 1, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 31, 2023

FLAME ACQUISITION CORP.
BALANCE SHEETS

	December 31
	2022	2021
Assets
Current assets:
Cash	$100,256	$322,768
Prepaid expenses	88,212	521,878

Total current assets	188,468	844,646
Prepaid expenses – non-current	—	78,630
Investments held in Trust Account	290,718,297	287,516,153

Total assets	$290,906,765	$288,439,429

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$4,625,892	$275,500
Income taxes payable	330,151	—
Promissory notes to related parties	370,000	—
Convertible promissory notes – related parties, at fair value	1,409,730	956,115

Total current liabilities	6,735,773	1,231,615
Warrant liabilities	12,149,250	12,647,250

Total liabilities	18,885,023	13,878,865
Commitments and Contingencies
Class A Common Stock subject to possible redemption; 28,750,000 shares at redemption value ($10.10 and $10.00 at December 31, 2022 and 2021, respectively)	290,347,008	287,500,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding, excluding 28,750,000 shares subject to possible redemption at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at December 31, 2022 and 2021	719	719
Accumulated deficit	(18,325,985)	(12,940,155)

Total Stockholders’ Deficit	(18,325,266)	(12,939,436)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$290,906,765	$288,439,429

The accompanying notes are an integral part of these financial statements.

FLAME ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating costs	$6,150,199	$1,682,816

Loss from operations	(6,150,199)	(1,682,816)
Other income (expense):
Interest income from Trust Account	3,989,061	16,153
Initial fair value adjustment of promissory note	—	(18,323)
Change in fair value of promissory note	(170,741)	83,768
Change in fair value of warrant liabilities	498,000	6,155,125
Offering costs allocated to warrants	—	(280,829)

Total other income, net	4,316,320	5,955,894
(Loss) Income before provision for income taxes	(1,833,879)	4,273,078
Provision for income taxes	(757,069)	—

Net (Loss) Income	$(2,590,948)	$4,273,078

Weighted average shares outstanding, redeemable Class A common stock	28,750,000	24,417,808

Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.07)	$0.14

Weighted average shares outstanding, Class B non-redeemable common stock	7,187,500	7,187,500

Basic and diluted net (loss) income per share, Class B non-redeemable common stock	$(0.07)	$0.14

The accompanying notes are an integral part of these financial statements.

FLAME ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	7,187,500	$719	$24,281	$(1,657)	$23,343
Proceeds received in excess of initial fair value of Private Placement Warrants	—	—	—	—	1,166,375	—	1,166,375
Remeasurement of Class A common stock to possible redemption	—	—	—	—	(1,190,656)	(17,355,016)	(18,545,672)
Initial fair value adjustment of promissory note	—	—	—	—	—	143,440	143,440
Net income	—	—	—	—	—	4,273,078	4,273,078

Balance as of December 31, 2021	—	—	7,187,500	719	—	(12,940,155)	(12,939,436)
Initial fair value adjustment of promissory note	—	—	—	—	—	52,126	52,126
Remeasurement of Class A common stock to possible redemption	—	—	—	—	—	(2,847,008)	(2,847,008)
Net loss	—	—	—	—	—	(2,590,948)	(2,590,948)

Balance as of December 31, 2022	—	$—	7,187,500	$719	$—	$(18,325,985)	$(18,325,266)

The

accompanying notes are an integral part of these financial statements.

FLAME ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(2,590,948)	$4,273,078
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on Trust Account	(3,989,061)	(16,153)
Initial fair value adjustment of promissory note	—	18,323
Change in fair value of promissory note	170,741	(83,768)
Change in fair value of warrant liabilities	(498,000)	(6,155,125)
Offering costs allocated to warrants	—	280,829
Changes in current assets and current liabilities:
Prepaid expenses	512,296	(600,508)
Accounts payable and accrued expenses	4,350,391	275,500
Income taxes payable	330,151	—

Net cash used in operating activities	(1,714,430)	(2,007,824)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(287,500,000)
Cash withdrawn from Trust Account for income and franchise taxes	786,918	—

Net cash provided by (used in) investing activities	786,918	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	281,750,000
Proceeds from issuance of Private Placement Warrants	—	7,750,000
Proceeds from promissory notes - related party	705,000	1,196,548
Repayment of promissory notes - related party	—	(75,174)
Payments of offering costs	—	(799,796)

Net cash provided by financing activities	705,000	289,821,578

Net Change in Cash	(222,512)	313,754
Cash — Beginning of period	322,768	9,014

Cash — End of period	$100,256	$322,768

Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$—	$268,954,328

Remeasurement to Redemption Value	$2,847,008	$18,545,672

Initial fair value of warrant liabilities	$—	$18,802,375

Initial measurement of fair value of Promissory Notes	$(52,126)	$(143,440)

Supplemental Disclosure of Cash Flow Information:
Payment of income taxes	$426,918	$—

The

accompanying notes are an integral part of these financial statements.

FLAME ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 202
2
NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
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
In connection the Business Combination, Holdco entered into subscription agreements (the “Sable PIPE Subscription Agreements”) with certain investors (such investors, the “Sable PIPE Investors”), pursuant to which the Sable PIPE Investors agreed to purchase, in the aggregate, 7,450,000 limited liability company membership interests in Holdco designated as Class B shares at $10.00 per share, for an aggregate commitment amount of approximately $74,500,000 (the “Sable PIPE Investment”).
The Sable PIPE Subscription Agreements provide that, in the event the Merger is consummated, the Sable PIPE Investors will be deemed to have subscribed for and will purchase our Class A common stock at the same price per share and, by operation of law pursuant to the Merger, we will have succeeded to Holdco’s obligations under the Sable PIPE Subscription Agreements. The Sable PIPE Subscription Agreements provide that, if the Merger is consummated, we must file a registration statement within 30 calendar days after consummation of the Merger registering the resale of the shares of our Class A common stock issued to the Sable PIPE Investors, and must use our commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. We thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective.
The foregoing description of the Sable PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form Sable PIPE Subscription Agreement filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on November 2, 2022.
On November 10, 2022, the Company filed a preliminary proxy statement relating to the Business Combination (as amended, the “Proxy Statement”), which included a recommendation of the Board to the Company’s stockholders that they approve the proposals included in the Proxy Statement. The Company also filed amended preliminary proxy statements on December 23, 2022 and January 27, 2023 for the purpose of addressing U.S. Securities and Exchange Commission Staff comments.
As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and, since the closing of the IPO, the search for a target for our initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating
income or expense from changes in the fair value of warrant liabilities and convertible
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
Transaction costs amounted to $6,607,751 consisting of $5,750,000 of underwriting fees and $857,751 of other offering costs. Of the total transaction costs, $280,829 was allocated to expense as non-operating
expense in the statement of operations for the year ended December 31, 2021 with the rest of the offering costs allocated among common stock subject to possible redemption and stockholders’ deficit. The transaction costs were allocated based on the with and without method, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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
of the Investment Company Act, as determined by the Company. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on February 21, 2023,
we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments previously held in the Trust Account and to hold all funds in the Trust Account in cash (which may include an interest bearing
demand deposit
account at a national bank)
until the earlier of the consummation of our initial business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (see Note 2), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO (See Note 11 – Subsequent Events for further discussion of the extension from March 1, 2023 to September 1, 2023), subject to applicable law. The proceeds deposited in the
Trust Account
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
The Company has 24 months from the closing of the IPO (See Note 11 – Subsequent Events for further discussion of the extension from March 1, 2023 to September 1, 2023, with the ability to further extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for the payment of taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.
Flame Acquisition Sponsor, LLC a Delaware company (the “Sponsor”), and the Company’s officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (see Note 5), Private Placement Warrants and Public Shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Warrants if the Company fails to complete the initial business combination within the Combination Period.

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
Going Concern
As of December 31, 2022, the Company had cash outside the Trust Account of $100,256 available for working capital needs and a working capital deficit of $6,547,305. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of December 31, 2022, $3,218,297 of the amount in the Trust Account was available to be withdrawn as described above
, which is net of the amount
the Company withdrew
(
$786,918
)
for payment of taxes during the period ended December 31, 2022.
Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan, $800,000 that was available under the Second Working Capital Loan, $335,000 that was available under the Third Working Capital Loan, $170,000 that was available under the Q3 2022 Promissory Note and $200,000 that was available under the Q4 2022 Promissory Note (see Note 5). As of December 31, 2022, each of the working capital loans and the Q3 2022 Promissory Note and the Q4 2022 Promissory Note were fully drawn down. On February 6, 2023, the Company issued an additional unsecured promissory note (“Q1 2023 Promissory Note”) in the principal amount of $535,000 to aid in its ongoing liquidity needs (see Note 11).
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
If the Company’s estimates of the costs of undertaking
in-depth
due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, and Q1 2023 Promissory Note (
See Note 11
), neither the Sponsor nor the Company’s officers or directors are under any obligation to advance additional funds to, or to invest in, the Company (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company is also subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete its initial business combination by September 1, 2023. The Company cannot assure you that its plans to raise capital or to consummate an initial business combination before September 1, 2023 will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Marketable Securities Held in Trust Account
At December 31, 2022 and 2021, the Trust Account had $290,718,297 and $287,516,153 held in marketable securities, respectively. During the period ended December 31, 2022, the Company withdrew $786,918 of interest income from the Trust Account to pay its tax obligations. During the period ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.
Marketable securities held in the Trust Account are classified as “Trading Securities” in accordance with ASC 320, “Investments – Debt Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company did not experience losses on this account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity (deficit).

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December
31
,
2022
and
2021
,
28,750,000
shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
The amount accreted in 2022 represents investment income accrued in the Trust Account since the date of the IPO reduced by the amounts of Delaware franchise tax and income taxes paid and payable for 2021 and 2022, net of cash withdrawn from the Trust Account to pay these obligations.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$287,500,000
Less:
Common stock issuance costs	(6,326,922)
Proceeds allocated to public warrants	(12,218,750)
Plus:
Remeasurement of Class A common stock to possible redemption	18,545,672

Contingently redeemable common stock at December 31, 2021	287,500,000

Plus:
Remeasurement of Class A common stock to possible redemption	2,847,008

Contingently redeemable common stock at December 31, 2022	$290,347,008

On February 23, 2023
, in connection with the Extension described in Note 11
, the Company was notified by stockholders holding 20,317,255 shares of Class A Common Stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.
Net (Loss) Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net (loss) income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net (loss) income per share of common stock is computed by dividing the pro rata net (loss) income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for
23,625,000
and 23,290,000
shares of Class A common stock in the aggregate
 as of December 31, 2022 and 2021, respectively
.
The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Years Ended December 31,
	2022	2021
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(2,072,758)	$3,301,319
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	28,750,000	24,417,808
Basic and Diluted net (loss) income per share, Redeemable Class A common stock	$(0.07)	$0.14
Non-Redeemable Ordinary shares
Numerator:
Net (loss) income allocable to Class B common stock not subject to redemption	$(518,190)	$971,759
Denominator:
Weighted Average Non-Redeemable common stock, Basic and Diluted	7,187,500	7,187,500
Basic and diluted net (loss) income per share	$(0.07)	$0.14

Offering Costs
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were allocated among common stock subject to possible redemption and to stockholders’ deficit upon the completion of the IPO. Accordingly, during the period ended December 31, 2021, offering costs totaling $6,607,751 were charged to temporary equity and stockholders’ deficit (consisting of $5,750,000 of underwriting fee and $857,751 of other offering costs). Of the total transaction cost, $280,829 was allocated to warrants as a non-operating
expense in the statement of operations for the
year
 ended December 31, 2021, with the rest of the offering costs allocated among common stock subject to possible redemption and to stockholders’ deficit. The transaction costs were allocated based on the with and without method, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value
Measurement”
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
Convertible Promissory Notes—Related Party
The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under ASC
815-15-25
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
unrecognized tax benefits and
no
amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
ASU 2020-06
is effective no later than January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
In November 2020, our founders acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 (the “Class B common stock”), or approximately $0.0035 per share. The Sponsor purchased 4,671,875 Founder Shares, FL
Co-Investment
purchased 1,257,813 Founder Shares and Intrepid Financial Partners purchased 1,257,812 Founder Shares. On November 25, 2020, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Chief Financial Officer and Secretary, at their original purchase price. Simultaneously with such transfer, each of FL
Co-Investment
and Intrepid Financial Partners transferred 13,125 Founder Shares to the Sponsor, respectively, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. On November 2, 2022, the Company entered into the Merger Agreement (see Note 1); however, the Merger Agreement is subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that there is a possibility that a Business Combination might not happen and, therefore, no stock-based compensation expense has been recognized.
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
Initial Promissory Note
On November 25, 2020, the Company issued an unsecured promissory note to the Initial Stockholders (the “Initial Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Initial Promissory Note was non-interest
bearing and payable on the earlier of (i) May 25, 2021 or (i) the consummation of the IPO. The Company borrowed $
75,000
under the Initial Promissory Note and repaid the Initial Promissory Note in full as of June 30, 2021. No additional borrowings under such the Initial Promissory Note are available.
Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company, or convert them to warrants as described below. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants. The warrants would be identical to the Private Placement Warrants. As discussed below, since inception, the Company has entered into six convertible promissory notes under this arrangement with the Sponsor to provide Working Capital Loans.
Convertible Promissory Notes
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the period ended December 31, 2021. The Sponsor assigned $145,000 of the First Working Capital Loan to our
Executive Vice President and
Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our
Executive
Vice President,
General Counsel and Secretary,
Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of December 31, 2022 and 2021, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement and $343,034 and $299,555 at December 31, 2022 and 2021, respectively.

On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2022 and 2021, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement and at December 31, 2021. The fair value of the note was estimated by the Company to be $751,856 at December 31, 2022.
On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The fair value of the note was estimated by the Company to be $282,874 at initial measurement and at March 31, 2022, and the amount by which the proceeds from the Third Working Capital Loan exceed ed
its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2022. The fair value of the note was estimated by the Company to be $314,840 at December 31, 2022.
As of December 31, 2022, there were no additional borrowings under Working Capital Loans other than the $365,000 outstanding under the First Working Capital Loan, $800,000 outstanding under the Second Working Capital Loan and $335,000 outstanding under the Third Working Capital Loan, as described above.
Q3 2022 Promissory Note
On September 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q3 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $170,000
. The Q3 2022 Promissory Note is
non-interest
bearing and payable on the consummation of the Company’s Business Combination. On October 5, 2022, the Q3 2022 Promissory Note was fully drawn down by the Company.
Q4 2022 Promissory Note
On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000
. The Q4 2022 Promissory Note is
non-interest
bearing and payable on the consummation of the Company’s Business Combination. On October 31, 2022, the Q4 2022 Promissory Note was fully drawn down by the Company.
See Note 11 for discussion of the Q1 2023 Promissory Note and amendments to the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note.
NOTE 6 — COMMITMENTS
AND
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
Deferred Legal Fees
As of December 31, 2022, the Company has incurred unbilled legal costs of $2,633,139 related to its prospective initial Business
Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets. There were no deferred legal costs as of December 31, 2021.
NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding
.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption
)
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were 7,187,500 shares of Class B common stock issued or outstanding
.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.
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
Additionally, as discussed in Note 5, the Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Initially up to $1,500,000, which was increased to $3,500,000 on March
24
, 2023, of such loans may be convertible into warrants (see Note 11 – Subsequent Events).

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Investing in Treasury Securities Held in Trust Account	1	$290,718,297	1	$287,516,153
Liabilities:
Warrant liability—Public Warrants	1	9,343,750	1	$8,625,000
Warrant liability—Private Warrants	3	2,805,500	3	$4,022,250
Convertible Promissory Notes—Related Parties	3	1,409,730	3	$956,115
Investments Held in Trust Account
As of December 31, 2022 and 2021, investments in the Company’s Trust Account consisted of $290,718,297 and $287,516,153 in U.S. Money Market funds that invest primarily in U.S. Treasury securities
, respectively.
Except as described below, there were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.
Level 1 instruments include investments in money markets investing in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
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
The following table provides quantitative information regarding Level 3 inputs used
to determine the fair values of Private Placement Warrants as of December 31, 2022 and 2021.

	December 31, 2021	December 31, 2022
Stock price	$9.72	$10.05
Strike price	$11.50	$11.50
Term (in years)	4.15	3.15
Volatility	10.8%	0.0%
Risk-free rate	1.13%	4.12%
Dividend yield	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners, as of December 31, 2022 and 2021.

Inputs	December 31, 2021	December 31, 2022
Stock price	$9.72	$10.05
Strike price	$11.50	$11.50
Term (in years)	5.42	5.25
Volatility	10.8%	0.0%
Risk-free rate	1.29%	3.91%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 1, 2021	12,218,750	6,583,625	18,802,375
Change in valuation inputs or other assumptions	(3,593,750)	(2,561,375)	(6,155,125)

Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	718,750	(1,216,750)	(498,000)

Fair value as of December 31, 2022	$9,343,750	$2,805,500	$12,149,250

Convertible Promissory Notes – Related Parties
The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which is considered to be primarily a Level 3 fair value measurement input. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	December 31, 2021	December 31, 2022
Exercise price	$11.50	$11.50
Volatility	12.9%	1.2%
Expected term to warrant expiration	5.4 years	5.3 years
Risk-free-rate	1.32%	3.91%
Dividend yield	0%	0%
Stock price	$9.71	$10.05

The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2020	$—
Proceeds received through Convertible Promissory Note on August 11, 2021	365,000
Initial measurement of fair value of Promissory Note	18,323
Proceeds received through Convertible Promissory Note on December 29, 2021	800,000
Initial measurement of fair value of Promissory Note	(143,440)
Change in fair value of Promissory Notes	(83,768)

Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	170,741

Fair value as of December 31, 2022	$1,409,730

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years
 ended December 31, 2022 and 2021.
NOTE 10 — INCOME TAX
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year
s
ended December 31, 2022, and December 31, 2021
,
the change in the valuation allowance was $1,210,347 and $349,999.
Internal Revenue Section 195 requires

start-up

expenditures paid or incurred in connection with investigating the creation or acquisition of an active trade or business to be capitalized for income tax purposes. The capitalized start-up

expenditures are placed into service in the month in which an active trade or business begins and amortized ratably over 180 months. The start-up

expenditures do not include interest, taxes, or research and experimental expenses. The tax calculation for the year ended December 31, 2022 took all of the aforementioned Section 195 guidelines into account. For the years ended December 31, 2022 and December 31, 2021, the provision for income taxes was $757,069 and $0.
The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Start-up/organization costs	$1,560,694	$311,152
Net operating loss carryforwards	—	39,195

Total deferred tax assets	1,560,694	350,347
Valuation allowance	(1,560,694)	(350,347)

Deferred tax assets, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	Years Ended December 31,
	2022	2021
Current
Federal	$757,069	$—
State	—	—
Deferred
Federal	(1,210,347)	(349,999)
State	—	—
Change in valuation allowance	1,210,347	349,999

Income tax provision	$757,069	$—

As
of December 31, 2022, and 2021, the Company had zero and $186,642 of U.S. federal net operating loss carryovers available to offset future taxable income. Net operating losses generated do not expire.
There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company files income tax returns in the U.S. federal and state of Texas jurisdictions. The apportionment rate in Texas is currently 0.0%. The Company’s tax returns for the year
s
 ended December 31, 2021 and 2020 remain open and subject to examination.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
Income tax at statutory rate	21.0%	21.0%
Change in valuation allowance	(66.0)%	8.2%
Fair value of warrant adjustment	3.7%	(29.2)%

Income tax expense	(41.3)%	0.0%

NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company, other than as previously described herein or listed below, did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Q1 2023 Promissory Note
. On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000
. The Q1 2023 Promissory Note is
non-interest
bearing and payable on the consummation of the Company’s Business Combination. On February 7, 2023, the Q1 2023 Promissory Note was fully drawn down by the Company.
Trust Account Liquidation
. On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash (which may include an interest bearing demand deposit account at a national bank) until earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.
Extension Amendment
. On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Extension”) from March 1, 2023, to September 1, 2023 (the “Extended Date”). In connection with the Extension, stockholders holding 20,317,255 shares of Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Class A ordinary shares. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.
Amended Letter Agreement
. On March 24, 2023, the Company entered into an amended Letter Agreement, which amended that certain Letter Agreement, dated as of February 24, 2021, by and among the Company, Flame Acquisition Sponsor LLC, FL
Co-Investment
LLC, Intrepid Financial Partners L.L.C., to increase the amount of convertible promissory notes allowed from up to
 $
1,500,000
to up to $
3,500,000
.
Promissory Note Amendments
. On March 28, 2023, the Company and Flame Acquisition Sponsor LLC entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant.

On February 27, 2023, in connection with the Extension, the Company filed an amendment (the “Extension Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which the Company must consummate its initial business combination from March 1, 2023 to September 1, 2023.

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Agreement and Plan of Merger, dated November 2, 2022, by and among Flame Acquisition Corp., Sable Offshore Corp. and Sable Offshore Holdings LLC. (1)

3.1	Amended and Restated Certificate of Incorporation, dated February 24, 2021. (2)

3.2	Bylaws. (3)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated February 24, 2021, between the Company and Continental Stock Transfer & Trust Company, LLC, as warrant agent. (2)

4.5	Description of registered securities. (4)

10.1	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated November 25, 2020. (3)

10.2	Promissory Note issued in favor of FL Co-Investment LLC, dated November 25, 2020. (3)

10.3	Promissory Note issued in favor of Intrepid Financial Partners, L.L.C., dated November 25, 2020. (3)

10.4	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated March 8, 2021. (5)

10.5	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated December 27, 2021. (6)

10.6	Letter Agreement, dated February 24, 2021, among the Company, Flame Acquisition Sponsor LLC, FL Co-Investment LLC, Intrepid Financial Partners, L.L.C. and certain security holders named therein. (2)

10.7	Investment Management Trust Agreement, dated February 24, 2021, between the Company and Continental Stock Transfer & Trust Company, LLC as trustee. (2)

10.8	Registration Rights Agreement, dated February 24, 2021, among the Company, FL Co-Investment LLC, Intrepid Financial Partners, L.L.C. and certain security holders named therein. (2)

10.9	Indemnity Agreement, dated February 24, 2021, between the Company and James C. Flores. (2)

10.10	Indemnity Agreement, dated February 24, 2021, between the Company and Gregory D. Patrinely. (2)

10.11	Indemnity Agreement, dated February 24, 2021, between the Company and Michael E. Dillard. (2)

10.12	Indemnity Agreement, dated February 24, 2021, between the Company and Gregory P. Pipkin. (2)

10.13	Indemnity Agreement, dated February 24, 2021, between the Company and Christopher B. Sarofim. (2)

10.14	Private Placement Warrants Purchase Agreement, dated February 24, 2021,, between the Company and Flame Acquisition Sponsor LLC. (2)

10.15	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and FL Co-Investment LLC. (2)

10.16	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Intrepid Financial Partners, L.L.C. (2)

10.17	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Gregory D. Patrinely (2)

10.18	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Michael E. Dillard. (2)

10.19	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Gregory P. Pipkin. (2)

Exhibit No.	Description

10.20	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Christopher B. Sarofim. (2)

10.21	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Caldwell Flores. (2)

10.22	Securities Subscription Agreement, dated November 18, 2020, between the Company and Flame Acquisition Sponsor LLC. (3)

10.23	Securities Subscription Agreement, dated November 18, 2020, between the Company and FL Co-Investment LLC. (3)

10.24	Securities Subscription Agreement, dated November 18, 2020, between the Company and Intrepid Financial Partners, L.L.C. (3)

10.25	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated March 29, 2022. (7)

10.26	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated September 30, 2022. (8)

10.27	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated October 31, 2022. (9)

10.28^	Form of Subscription Agreement. (1)

10.29	Form of Registration Rights Agreement. (1)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 2, 2022.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 2, 2021.
(3)	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on February 5, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 4, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on March 8, 2021.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 28, 2021.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 1, 2022.
(8)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 30, 2022.
(9)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 1, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Flame Acquisition Corp.

	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James C. Flores James C. Flores	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ Gregory D. Patrinely Gregory D. Patrinely	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Michael E. Dillard Michael E. Dillard	Director	March 31, 2023

/s/ Gregory P. Pipkin Gregory P. Pipkin	Director	March 31, 2023

/s/ Christopher B. Sarofim Christopher B. Sarofim	Director	March 31, 2023