Form 10-Q
period 2023-03-31
Flame Acquisition Corp.
filed 2023-05-15
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31,
2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40111

Flame Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3514078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Milam Street, Suite 3300
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
As of May 12, 2023 there
were 8,432,745 shares o
f

Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
FLAME ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash	$133,691	$100,256
Advances to acquisition target	100,741	—
Prepaid expenses	202,408	88,212

Total current assets	436,840	188,468
Investments held in Trust Account	86,862,098	290,718,297

Total assets	$87,298,938	$290,906,765

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$5,442,502	$4,625,892
Excise tax payable	2,068,297	—
Income taxes payable	803,672	330,151
Promissory notes to related parties	178,630	370,000
Convertible promissory notes – related parties, at fair value	2,097,015	1,409,730

Total current liabilities	10,590,116	6,735,773
Warrant liabilities	10,797,750	12,149,250

Total liabilities	21,387,866	18,885,023
Commitments
Class A c ommon s tock subject to possible redemption; 8,432,745 and 28,750,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively ($10.20 and $10.10 at March 31, 2023 and December 31, 2022)	86,002,302	290,347,008
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding, excluding 8,432,745 and 28,750,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	719	719
Additional paid-in capital	—	—
Accumulated deficit	(20,091,949)	(18,325,985)

Total Stockholders’ Deficit	(20,091,230)	(18,325,266)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$87,298,938	$290,906,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Operating costs	$1,143,238	$424,493

Loss from operations	(1,143,238)	(424,493)

Other income (expenses):
Interest income from Trust Account	2,304,861	15,121
Change in fair value of convertible promissory notes – related parties	(3,120)	(27,611)
Change in fair value of warrant liabilities	1,351,500	6,858,750

Total other income, net	3,653,241	6,846,260

Income before income taxes	2,510,003	6,421,767
Income tax expense	473,521	—

Net income	$2,036,482	$6,421,767

Weighted average redeemable Class A common stock outstanding	21,526,087	28,750,000

Basic and diluted net income per Class A common share	$0.07	$0.18

Weighted average non-redeemable Class B common stock outstanding	7,187,500	7,187,500

Basic and diluted net income per Class B common share	$0.07	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
For the three months ended March 31, 2023

	Common Stock Class B		Additional Paid-In Capital	Accumulated	Total Stockholders’
	Shares	Amount		Deficit	Deficit

Balance as of December 31, 2022	7,187,500	$719	$—	$(18,325,985)	$(18,325,266)
Fair value adjustment of convertible promissory notes – related parties	—	—	—	42,205	42,205
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(1,776,354)	(1,776,354)
Excise tax on Class A common stock redemptions	—	—	—	(2,068,297)	(2,068,297)
Net income	—	—	—	2,036,482	2,036,482

Balance as of March 31, 2023	7,187,500	$719	$—	$(20,091,949)	$(20,091,230)

For the three months ended March 31, 2022

	Common Stock Class B		Additional Paid-In Capital	Accumulated	Total Stockholders’
	Shares	Amount		Deficit	Deficit

Balance as of December 31, 2021	7,187,500	$719	$—	$(12,940,155)	$(12,939,436)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	52,126	52,126
Net income	—	—	—	6,421,767	6,421,767

Balance as of March 31, 2022	7,187,500	$719	$—	$(6,466,262)	$(6,465,543)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash flows from operating activities:
Net income	$2,036,482	$6,421,767
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(2,304,861)	(15,121)
Change in fair value of convertible promissory notes – related parties	3,120	27,611
Change in fair value of warrant liabilities	(1,351,500)	(6,858,750)
Changes in current assets and current liabilities:
Advances to acquisition target	(100,741)	—
Prepaid expenses	(114,196)	126,845
Accounts payable and accrued expenses	816,610	(12,029)
Income taxes payable	473,521	—

Net cash used in operating activities	(541,565)	(309,677)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	206,121,060	—
Cash withdrawn from Trust Account to pay taxes	40,000	18,937

Net cash provided by investing activities	206,161,060	18,937

Cash flows from financing activities:
Payments of redemptions Class A common stock	(206,121,060)	—
Proceeds from promissory notes – related parties	535,000	—
Proceeds from convertible promissory notes – related parties	—	335,000

Net cash (used in) provided by financing activities	(205,586,060)	335,000

Net change in cash	33,435	44,260
Cash, beginning of the period	100,256	322,768

Cash, end of the period	$133,691	$367,028

Supplemental disclosure of noncash investing and financing activities
Conversion of Promissory Notes to Convertible Promissory Notes	$726,370	—

Initial measurement of fair value of Convertible Promissory Notes	$(42,205)	$(52,126)

Remeasurement of Class A common stock subject to possible redemption	$1,776,354	$—

Excise tax payable as a result of redemption of Class A common stock	$2,068,197	$—

Supplemental Disclosure of Cash Flow Information:
Payment of cash taxes	$40,050	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2023
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
filed by the Company with the Securities and Exchange Commission (“SEC”) on November 2, 2022. The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Holdco will merge with and into the Company, with the Company surviving the merger (the “Holdco Merger”), and (ii) immediately following the effective time of the Holdco Merger, SOC will merge with and into the Company, with the Company surviving the merger (the “SOC Merger”). The Holdco Merger together with the SOC Merger are referred to as the “Merger,” and the Merger and other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In connection with the Business Combination, the Company will change its name to Sable Offshore Corp. The independent members of the board of directors of the Company (the “Board”) approved, and recommended that the Board approve, the Merger Agreement and the transactions contemplated thereby. Subsequently, the Board approved the Merger Agreement and the transactions contemplated thereby.
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
In connection
 with
the Business Combination, Holdco entered into subscription
agreements

(
the

“
Sable PIPE Subscription Agreements”) with
certain investors (the “Sable PIPE Investors”), pursuant
to which the Sable PIPE Investors agreed to purchase, in the aggregate, 7,450,000 limited liability company membership interests in Holdco designated as Class B shares at $10.00 per share, for an aggregate commitment amount of approximately $74,500,000 (the “Sable PIPE Investment”).
The Sable PIPE Subscription Agreements provide that, in the event the Merger is consummated, the Sable PIPE Investors will be deemed to have subscribed for and will purchase our Class A common stock at the same price per share and, by operation of law pursuant to the Merger, the Company will have succeeded to Holdco’s obligations under the Sable PIPE Subscription Agreements. The Sable PIPE Subscription Agreements provide that, if the Merger is consummated, we must file a registration statement within 30 calendar days after consummation of the Merger registering the resale of the shares of our Class A common stock issued to the Sable PIPE Investors, and must use our commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies us that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. We thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective.
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
On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Extension”) from March 1, 2023, to September 1, 2023 (the “Extended Date”). In connection with the Extension, stockholders holding 20,317,255 shares of Class A
c
ommon
s
tock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Class A ordinary shares. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and, since the closing of the IPO, the search for a target for our initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating
income or expense from changes in the fair value of warrant liabilities and convertible promissory notes.
Financing
The registration statement for the Company’s IPO was declared effective on February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units sold
, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3.
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
of the Investment Company Act, as determined by the Company. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on February 21, 2023, we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments previously held in the Trust Account and to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of our initial business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (see Note 2), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by September 1, 2023, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
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
The Company has until September 1, 2023 (with the ability to further extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for the payment of taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.

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
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the
T
rust
A
ccount as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot be certain that the Sponsor would be able to satisfy those obligations.
Going Concern
As of March 31, 2023, the Company had cash outside the Trust Account of $133,691 available for working capital needs and a working capital deficit of $10,153,276. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of March 31, 2023, $2,534,648 of the amount in the Trust Account was available to be withdrawn as described above.
Through March 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan, $800,000 that was available under the Second Working Capital Loan, $335,000 that was available under the Third Working Capital Loan, $170,000 that was available under the Q3 2022 Promissory Note, $200,000 that was available under the Q4 2022 Promissory Note and $535,000 that was available under the Q1 2023 Promissory Note (see Note 5). As of March 31, 2023, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note were fully drawn down.
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
If the Company’s estimates of the costs of undertaking
in-depth
due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, neither the Sponsor nor the Company’s officers or directors are under any obligation to advance additional funds to, or to invest in, the Company (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company is also subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete its initial business combination by September 1, 2023. The Company cannot assure you that its plans to raise capital or to consummate an initial business combination before September 1, 2023 will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The Company determined that the $206,121,060 in
trust account value relating to the
Class A common stock redeemed (as noted above)
is
subject to the excise tax. Accordingly, an excise tax payable of $2,068,297 was recognized upon the redemptions and was recorded as a liability on the condensed balance sheet and as a charge to Accumulated Deficit
. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future stock issuances within the same annual period.
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
as filed with the SEC on March 31, 2023, as well as the Company’s Current Reports on Form
8-K.
The accompanying condensed balance sheet as of December 31, 2022 has been derived from our audited financial statements included in that Annual Report. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of
March 31, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
At March 31, 2023, the Trust Account had $86,862,098 held in marketable securities. During the three months ended March 31, 2023, the Company withdrew $40,000 of interest income from the Trust Account to pay its tax obligations. At December 31, 2022 the Trust Account had $290,718,297. During the year ended December 31, 2022, the Company withdrew $786,918 of interest income from the Trust Account to pay its tax obligations.

Marketable securities held in the Trust Account are classified as “Trading Securities” in accordance with ASC 320, “Investments – Debt Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At
March 31, 2023 and December 31, 2022, the Company did not experience losses on this account.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 8,432,745 and 28,750,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.
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
Amount accreted in 2023 represents investment income accrued in the Trust Account during the period reduced by the amounts of Delaware franchise tax and income taxes paid and payable for 2021, 2022 and 2023, net of cash withdrawn from the Trust Account to pay these obligations.
On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A
c
ommon
s
tock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.
At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$287,500,000
Less:
Common stock issuance costs	(6,326,922)
Proceeds allocated to public warrants	(12,218,750)
Plus:
Remeasurement of Class A common stock subject to possible redemption	21,392,680

Contingently redeemable common stock at December 31, 2022	290,347,008
Less:
Redemption of Class A common stock	(206,121,060)
Plus:
Remeasurement of Class A common stock subject to possible redemption	1,776,354

Contingently redeemable Class A common stock at March 31, 2023	$86,002,302

Net Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable for 24,351,370 shares
of Class A common stock in the aggregate as of March 31, 2023.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31,

	2023	2022
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$1,526,716	$5,137,414
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	21,526,087	28,750,000

Basic and Diluted net income per share, Redeemable Class A common stock	$0.07	$0.18

Non-Redeemable common stock
Numerator:
Net income allocable to Class B common stock not subject to redemption	$509,766	$1,284,353
Denominator:
Weighted Average Non-Redeemable common stock, Basic and Diluted	7,187,500	7,187,500

Basic and diluted net income per share of non-redeemable Class B common stock	$0.07	$0.18

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets.
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
ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date
income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was 19.14% and
0.00
% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due primarily to changes in fair value of the warrant liability, which are not included in taxable income, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 3 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A
c
ommon
s
tock, par value $0.0001 per share, and
one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of
$11.50 per share.
Note 4 — Private Placement Warrants
Simultaneously with the closing of the IPO, the
Spo
nsor, Intrepid Financial Partners, LLC (an affiliate of one of the Company’s underwriters) (“Intrepid”) and FL
Co-Investment,
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
Convertible Promissory Notes
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the period ended December 31, 2021. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of March 31, 2023 and December 31, 2022, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement, $343,793 and $343,034 at March 31, 2023 and December 31, 2022, respectively.
On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of March 31, 2023 and December 31, 2022, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement. The fair value of the note was estimated by the Company to be $753,520 and $751,856 at March 31, 2023 and December 31, 2022, respectively.
On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of March 31, 2023 and December 31, 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The fair value of the note was estimated by the Company to be $282,874 at initial measurement, and the amount by which the proceeds from the Third Working Capital Loan exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2022. The fair value of the note was estimated by the Company to be $315,537 and $314,840 at March 31, 2023 and December 31, 2022, respectively.

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
Q1 2023 Promissory Note
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
Promissory Note Amendments
On March 29, 2023, the Company and Flame Acquisition Sponsor LLC entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination. On May 1
2
, 2023, the Q1 2023 Promissory note was amended to clarify that approximately
$356,370
of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Company evaluated the amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note under ASC
470-50,
“
Debt
–
Modification and Extinguishment”, and concluded that the amendments resulted in terms that were substantially different and thus resulted in debt extinguishments. The fair value of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note was estimated by the Company to be
$684,165
upon the and at March 31, 2023. The amount by which the proceeds from each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note exceeded their fair value has been recognized as a capital contribution within stockholders’ deficit during the period ended March 31, 2023.
As of March 31, 2023, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note (collectively the “Working Capital Loans”) may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. There were no additional borrowings under Working Capital Loans other than those described above.
The following tables presents the balances of the convertible promissory notes – related parties, at fair value and the promissory notes to related parties as of the respective period ends:

	March 31, 2023	December 31, 2022
Convertible notes –related parties, at fair value
First Working Capital loan	$343,793	$343,034
Second Working Capital loan	753,520	751,856
Third Working Capital loan	315,537	314,840
Q3 2022 Promissory Note	160,123	—
Q4 2022 Promissory Note	188,380	—
Q1 2023 Promissory Note	335,662	—

Total	$2,097,015	$1,409,730
Promissory notes to related parties
Q3 2022 Promissory Note	$—	$170,000
Q4 2022 Promissory Note	—	200,000
Q1 2023 Promissory Note	178,630	—

Total	$178,630	$370,000
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
as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option. The underwriters will not be entitled to such fee unless the Company consummates its initial business combination. In connection with the Extension, stockholders holding 20,317,255 shares of Flame Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the
T
rust
A
ccount, representing approximately 70.67% of our issued and outstanding Flame Class A common stock. After this redemption, 8,432,745 shares of Flame Class A common stock remained outstanding. If no additional public stockholders exercise redemption rights with respect to their shares of Flame Class A common stock, the amount of effective underwriting commissions due to the underwriters upon the consummation of the Business Combination will represent 11.9% of the aggregate proceeds from the Flame IPO retained by Flame.

Underwriters Agreement
On March 1, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate.
Deferred Legal Fees
As of March 31, 2023 and December 31, 2022, the Company has incurred unbilled legal costs of $3,118,662 and $2,633,139, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the
Company’s condensed balance sheets.
Note 7 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares issued and outstanding (excluding 8,432,745 and 28,750,000 shares subject to possible redemption). On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A
c
ommon
s
tock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued or outstanding.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	Level	December 31, 2022
Assets:
U.S. Money Market Funds Held in Trust Account	1	$86,862,098	1	$290,718,297
Liabilities:
Warrant liability—Public Warrants	1	$8,193,750	1	$9,343,750
Warrant liability—Private Warrants	3	$2,604,000	3	$2,805,500
Convertible Promissory Notes—Related Parties	3	$2,097,015	3	$1,409,730
Investment Held in Trust Account
As of March 31, 2023, and December 31, 2022, investments in the Company’s Trust Account consisted of $86,862,098 and $290,718,297 in U.S. Money Market funds, respectively.
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023.
Level 1 instruments include investments in money markets. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
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

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants as of March 31, 2023 and December 31, 2022.

Inputs	March 31, 2023	December 31, 2022
Stock price	$10.13	$10.05
Strike price	$11.50	$11.50
Term (in years)	2.90	3.15
Volatility	1.8%	0.0%
Risk-free rate	3.76%	4.12%
Dividend yield	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners, as of March 31, 2023 and December 31, 2022.

Inputs	March 31, 2023	December 31, 2022
Stock price	$10.13	$10.05
Strike price	$11.50	$11.50
Term (in years)	5.19	5.25
Volatility	1.8%	0.0%
Risk-free rate	3.53%	3.91%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	(4,456,250)	(2,402,500)	(6,858,750)

Fair value as of March 31, 2022	$4,168,750	$1,619,750	$5,788,500

Fair value as of December 31, 2022	$9,343,750	$2,805,500	$12,149,250
Change in valuation inputs or other assumptions	(1,150,000)	(201,500)	(1,351,500)

Fair value as of March 31, 2023	$8,193,750	$2,604,000	$10,797,750

Convertible Promissory Notes – Related Parties
The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which is considered to be primarily a Level 3 fair value measurement input. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Volatility	2.5%	1.2%
Expected term to warrant expiration	5.2 years	5.3 years
Risk-free-rate	3.53%	3.91%
Dividend yield	0%	0%
Stock price	$10.13	$10.05

The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	27,611

Fair value as of March 31, 2022	$1,266,600

Fair value as of December 31, 2022	$1,409,730
Principal amount of Promissory Notes amended on March 29, 2023	726,370
Initial measurement of fair value of Promissory Notes upon extinguishment of debt	(42,205)
Change in fair value of Promissory Notes	3,120

Fair value as of March 31, 2023	$2,097,015

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 and 2022.
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company, other than as previously described herein or listed below, did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Q2 2023 Promissory Notes.
On May
12
, 2023, the Company issued two unsecured promissory notes to the Sponsor (the “Q2 2023 Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $750,000. The Q2 2023 Promissory Notes are non-interest bearing and payable on the consummation of the Company’s Business Combination. $395,000 of such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. On May
15
, 2023, the Q2 2023 Promissory Notes were fully drawn down by the Company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, and our preliminary proxy statement, filed with the SEC on November 10, 2022 (as amended). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments in U.S. government securities or money market funds held in the Trust Account (which may include an interest bearing demand deposit account at a national bank) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders.

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

Results of Operations

Our entire activity since inception through March 31, 2023 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (see Note 1). We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities and promissory notes. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

For the three months ended March 31, 2023, we had a net income of $2,036,482, which consisted of interest income on our amounts held in the Trust Account of $2,304,861, and a decrease in the fair value of warrants of $1,351,500, offset by operating costs of $1,143,238, income tax expense of $473,521 and an increase in the fair value of the previously issued promissory notes of $3,120.

For the three months ended March 31, 2022, we had a net income of $6,421,767, due primarily to a decrease in the fair value of our warrants of $6,858,750 and interest income from the Trust Account of $15,121, partially offset by $424,493 of operating costs, and a decrease in fair value of previously issued promissory note of $27,611

Going Concern

As of March 31, 2023, we had $133,691 in cash and working capital deficit of approximately $10,153,276. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by September 1, 2023. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. During the period ended March 31, 2023, the Company withdrew $40,000 for payment of taxes, leaving $86,862,098 available for withdrawal from the Trust Account as of March 31, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1. Our plans to raise capital and to consummate our initial business combination by September 1, 2023 may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Through March 31, 2023, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants, as well as $300,000 that was available under the Initial Promissory Note, $365,000 that was available under the First Working Capital Loan (see Note 5), $800,000 that was available under the Second Working Capital Loan (see Note 5), $335,000 that was available under the Third Working Capital Loan (see Note 5), $170,000 that was available under the Q3 2022 Promissory Note (see Note 5), $200,000 that was available under the Q4 2022 Promissory Note (see Note) and $535,000 that was available under the Q1 2023 Promissory Note (see Note 5). As of March 31, 2023, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note was fully drawn down.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $133,691. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from the Sponsor, FLC and IFP.

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

Upon the closing of our initial public offering and the private placement, $287,500,000 of the net proceeds of the sale of the Units in our initial public offering and the sale of private placement warrants in the private placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our initial business combination by September 1, 2023, subject to applicable law. On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders (see Note 9). Based on current interest rates, we expect that interest income earned on the Trust Account (if any) will be sufficient to pay our income and franchise taxes.

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

Related Party Loans

On November 25, 2020, our founders agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Initial Promissory Note”). This loan was non-interest bearing and payable upon the completion of our initial public offering. We borrowed $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note to our founders in full as of September 30, 2021. On March 1, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of March 31, 2023, we have borrowed $365,000 under the First Working Capital Loan. On December 27, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of March 31, 2023, we have borrowed $800,000 under the Second Working Capital Loan. On March 29, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of

March 31, 2023, we have borrowed $335,000 under the Third Working Capital Loan. The Sponsor assigned $112,000 of the Third Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $112,000 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $112,000 of the Third Working Capital Loan to our President, Caldwell Flores. On September 30, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $170,000 to cover additional expenses related to our search for the initial business combination (the “Q3 2022 Promissory Note”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of March 31, 2023, we have borrowed $170,000 under the Q3 2022 Promissory Note. On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of March 31, 2023, we have borrowed $200,000 under the Q4 2022 Promissory Note . On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000. The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of March 31, 2023, we have borrowed $535,000 under the Q1 2023 Promissory Note .

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender (the “Working Capital Loans”). Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. On March 29, 2023, the Company and the Sponsor entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. On May 12, 2023, the Q1 2023 Promissory note was amended to clarify that approximately $356,370 of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note and a portion of the Q1 2023 Promissory Note are Working Capital Loans and may be convertible into warrants at a price of $1.00 per warrant at the option of the Sponsor. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of March 31, 2023, we had drawn down $2,226,370 of such loans.

On May 12, 2023, the Company issued two unsecured promissory notes to the Sponsor (the “Q2 2023 Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $750,000. The Q2 2023 Promissory Notes are non-interest bearing and payable on the consummation of the Company’s Business Combination. $395,000 of such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. On May 15, 2023, the Q2 2023 Promissory Notes were fully drawn down by the Company.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes during the period to our critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements for certain prior periods. In light of this, we performed additional analysis as deemed necessary to ensure that the accompanying condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and our preliminary proxy statement, filed with the SEC on November 10, 2022 (as amended, the “Preliminary Proxy Statement”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2022 10-K or the Preliminary Proxy Statement. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1(1)	Promissory Note, dated February 6, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 7, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAME ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)