Form 10-Q
period 2023-06-30
Flame Acquisition Corp.
filed 2023-08-14
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act):     Yes  ☒    No  ☐
As of August
14
, 2023 there were 8,432,745 shares of Class A common stock, $
0.0001
par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FLAME ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022

Assets
Current assets:
Cash	$93,605	$100,256
Prepaid expenses	142,060	88,212

Total current assets	235,665	188,468
Investments held in Trust Account	87,287,862	290,718,297

Total assets	$87,523,527	$290,906,765

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$5,606,493	$4,625,892
Excise tax payable	2,068,297	—
Income taxes payable	638,563	330,151
Promissory notes to related parties	633,630	370,000
Convertible promissory notes – related parties, at fair value	1,557,409	1,409,730

Total current liabilities	10,504,392	6,735,773
Warrant liabilities	5,882,250	12,149,250

Total liabilities	16,386,642	18,885,023
Commitments and Contingencies
Class A common stock subject to possible redemption; 8,432,745 and 28,750,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively ($10.27 and $10.10 at June 30, 2023 and December 31, 2022)	86,628,724	290,347,008
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding, excluding 8,432,745 and 28,750,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	719	719
Additional paid-in capital	—	—
Accumulated deficit	(15,492,558)	(18,325,985)

Total Stockholders’ Deficit	(15,491,839)	(18,325,266)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$87,523,527	$290,906,765

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating costs	$1,345,166	$306,338	$2,448,404	$730,831

Loss from operations	(1,345,166)	(306,338)	(2,448,404)	(730,831)

Other income (expenses):
Interest income from Trust Account	835,915	354,238	3,140,776	369,359
Change in fair value of convertible promissory notes – related parties	798,412	5,400	795,292	(22,211)
Change in fair value of warrant liabilities	4,915,500	2,771,625	6,267,000	9,630,375

Total other income, net	6,549,827	3,131,263	10,203,068	9,977,523

Income before income taxes	5,204,661	2,824,925	7,714,664	9,246,692
Income tax expense	165,042	—	638,563	—

Net income	$5,039,619	$2,824,925	$7,076,101	$9,246,692

Weighted average redeemable Class A common stock outstanding	8,432,745	28,750,000	14,943,247	28,750,000

Basic and diluted net income per Class A common share	$0.32	$0.08	$0.32	$0.26

Weighted average non-redeemable Class B common stock outstanding	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net income per Class B common share	$0.32	$0.08	$0.32	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
For the three and six months ended June 30, 2023

	Common Stock Class B		Additional Paid-In Capital	Accumulated	Total Stockholders’
	Shares	Amount		Deficit	Deficit
Balance as of December 31, 2022	7,187,500	$719	$—	$(18,325,985)	$(18,325,266)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	42,205	42,205
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(1,776,354)	(1,776,354)
Excise tax on Class A common stock redemptions	—	—	—	(2,068,297)	(2,068,297)
Net income	—	—	—	2,036,482	2,036,482

Balance as of March 31, 2023	7,187,500	719	—	(20,091,949)	(20,091,230)
Initial fair value adjustment of convertible promissory notes - related parties	—	—	—	186,194	186,194
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(626,422)	(626,422)
Net income	—	—	—	5,039,619	5,039,619

Balance of June 30, 2023	7,187,500	$719	—	$(15,492,558)	$(15,491,839)

For the three and six months ended June 30, 2022

	Common Stock Class B		Additional Paid-In Capital	Accumulated	Total Stockholders’
	Shares	Amount		Deficit	Deficit
Balance as of December 31, 2021	7,187,500	$719	$—	$(12,940,155)	$(12,939,436)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	52,126	52,126
Net income	—	—	—	6,421,767	6,421,767

Balance as of March 31, 2022	7,187,500	719	—	(6,466,262)	(6,465,543)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	(84,375)	(84,375)
Net income	—	—	—	2,824,925	2,824,925

Balance of June 30, 2022	7,187,500	$719	$—	$(3,725,712)	$(3,724,993)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash flows from operating activities:
Net income	$7,076,101	$9,246,692
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(3,140,776)	(369,359)
Change in fair value of convertible promissory notes – related parties	(795,292)	22,211
Change in fair value of warrant liabilities	(6,267,000)	(9,630,375)
Changes in current assets and current liabilities:
Prepaid expenses	(53,848)	212,237
Accounts payable and accrued expenses	980,601	(109,599)
Income taxes payable	308,412	—

Net cash used in operating activities	(1,891,802)	(628,193)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	206,121,060	—
Cash withdrawn from Trust Account to pay taxes	450,151	182,466

Net cash provided by investing activities	206,571,211	182,466

Cash flows from financing activities:
Payments for redemptions of Class A common stock	(206,121,060)	—
Proceeds from promissory notes – related parties	633,630	335,000
Proceeds from convertible promissory notes – related parties	801,370	—

Net cash (used in) provided by financing activities	(204,686,060)	335,000

Net change in cash	(6,651)	(110,727)
Cash, beginning of the period	100,256	322,768

Cash, end of the period	$93,605	$212,041

Supplemental disclosure of noncash investing and financing activities
Conversion of Promissory Notes to Convertible Promissory Notes	$726,370	$—

Initial measurement of fair value of Convertible Promissory Notes	$(228,399)	$(52,126)

Remeasurement of Class A common stock subject to possible redemption	$2,402,776	$84,375

Excise tax payable as a result of redemption of Class A common stock	$2,068,297	$—

Supplemental Disclosure of Cash Flow Information:
Payment of cash taxes	$330,151	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023
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
In connection with the Business Combination, Holdco entered into subscription agreements (the “Sable PIPE Subscription Agreements”) with certain investors (the “Sable PIPE Investors”), pursuant to which the Sable PIPE Investors agreed to purchase, in the aggregate, 7,450,000 limited liability company membership interests in Holdco designated as Class B shares at $10.00 per share, for an aggregate commitment amount of approximately $74,500,000
(the “Sable PIPE Investment”). See additional information for related subsequent events at Note 10.
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
On June 13, 2023, Sable, Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) entered into a First Amendment (the “Amendment”) to the Purchase and Sale Agreement dated November 1, 2022 among Sable and EM. Pursuant to the Amendment, Sable and EM agreed to amend the Sable-EM Purchase Agreement to, among other things, provide that the closing of the transactions contemplated by the Sable-EM Purchase Agreement was scheduled to take place on June 30, 2023 (the “Sable-EM Scheduled Closing Date”), unless one or more of the conditions to closing described in the Sable-EM Purchase Agreement was not satisfied as of the Sable-EM Scheduled Closing Date, in which case the closing would be held three business days after all such conditions were satisfied or waived, or such other date as the parties may mutually agree in writing, but in no event later than December 31, 2023. The Amendment also lowers the “Minimum Cash Threshold” (as defined in the Sable-EM Purchase Agreement) from $200,000,000 to $
150,000,000
.
On June 30, 2023, the Company and Sable entered into a Second Amendment to the Merger Agreement, pursuant to which the parties agreed to extend the date by which the parties must consummate the Business Combination, or otherwise either Flame or Sable may terminate the Merger Agreement, from June 30, 2023 to March 1, 2024.
As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the Initial Public Offering (“IPO”) described below and, since the closing of the IPO, the search for a target for our initial Business Combination, and since the signing of the Merger Agreement, completing our initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating
income or expense from changes in the fair value of warrant liabilities and convertible promissory notes.
Financing
The registration statement for the Company’s IPO was declared effective on February 24, 2021 (the “Effective Date”). On March 1, 2021, the Company consummated the IPO of 28,750,000 units (the “Units” and, with respect to the common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $287,500,000, which is discussed in Note 3.
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
of the Investment Company Act, as determined by the Company. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on February 21, 2023, we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments previously held in the Trust Account and to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of our initial business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (see Note 2), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
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
Going Concern
As of June 30, 2023, the Company had cash outside the Trust Account of $93,605 available for working capital needs and a working capital deficit of $10,268,727. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of June 30, 2023, $659,138 of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2023, the Company’s liquidity needs have been satisfied through various promissory notes from its sponsor (see further discussion of the individual promissory notes in Note 5).
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

If the Company’s estimates of the costs of undertaking
in-depth
due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, Q1 2023 Promissory Note, First Q2 2023 Promissory Note, Second Q2 2023 Promissory Note, Third Q2 2023 Promissory Note and Fourth Q2 2023 Promissory Note, neither the Sponsor nor the Company’s officers or directors are under any obligation to advance additional funds to, or to invest in, the Company (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company is also subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete its initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation). In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, the Company cannot assure you that its plans to raise capital or to consummate an initial business combination before September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation) will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The Company determined that the $206,121,060 in
T
rust
A
ccount value relating to the Class A common stock redeemed (as noted above) is subject to the excise tax. Accordingly, an excise tax payable of $2,068,297 was recognized upon the redemptions and was recorded as a liability on the condensed balance sheet and as a charge to Accumulated Deficit. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future qualifying stock issuances within the same annual period.
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
The accompanying condensed balance sheet as of December 31, 2022 has been derived from our audited financial statements included in that Annual Report. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant accounting estimates include inputs utilized to fair value warrant liabilities and convertible promissory notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not
 have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.
Marketable Securities Held in Trust Account
At December 31, 2022, the Trust Account had $290,718,297 in marketable securities. As discussed in Note 1, during the six months ended June 30, 2023, the investments previously held in the Trust Account were liquidated with all funds in the Trust Account to be held in cash (which may include an interest bearing demand deposit account). During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company withdrew $450,151 and $786,918, respectively, of interest income from the Trust Account to pay its tax obligations.
Marketable securities held in the Trust Account are classified as “Trading Securities” in accordance with ASC 320, “Investments – Debt Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company did not experience losses on this account.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 8,432,745 and 28,750,000
shares of Class A common stock subject to possible redemption, representing all outstanding shares of Class A common stock on those dates, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of our initial public offering, we recognized the remeasurement amount from initial book value to redemption amount, which, resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Amount remeasured in 2023 represents investment income accrued in the Trust Account during the period reduced by the amounts of Delaware franchise tax and income taxes paid and payable for 2021, 2022 and 2023, net of cash withdrawn from the Trust Account to pay these obligations.
On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.
At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Shares	Value
Gross proceeds from Initial Public Offering	28,750,000	$287,500,000
Less:
Common stock issuance costs	—	(6,326,922)
Proceeds allocated to public warrants	—	(12,218,750)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	21,392,680

Contingently redeemable common stock at December 31, 2022	28,750,000	290,347,008
Less:
Redemption of Class A common stock	(20,317,255)	(206,121,060)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	2,402,776

Contingently redeemable Class A common stock at June 30, 2023	8,432,745	$86,628,724

Net Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net income per share of common stock is computed by dividing the pro rata net income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable for 24,796,370 shares of Class A common stock in the aggregate as of June 30, 2023.
The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$2,720,668	$2,259,940	$4,777,963	$7,397,354
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	8,432,745	28,750,000	14,943,247	28,750,000

Basic and Diluted net income per share, Redeemable Class A common stock	$0.32	$0.08	$0.32	$0.26

Non-Redeemable common stock
Numerator:
Net income allocable to Class B common stock not subject to redemption	$2,318,930	$564,985	$2,298,136	$1,849,338
Denominator:
Weighted Average Non-redeemable Class B common stock, Basic and Diluted	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net income per share of Non-redeemable Class B common stock	$0.32	$0.08	$0.32	$0.26

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
ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date
income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was 3.2% and 0.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2023 and 2022, due primarily to changes in fair value of the warrant liability, which are not included in taxable income, and the valuation allowance on the deferred tax assets.
The Company’s effective tax rate was 8.3% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2023 and 2022, due primarily to changes in fair value of the warrant liability, which are not included in taxable income, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company or convert them to warrants as described below. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants. The warrants would be identical to the Private Placement Warrants. As discussed below, since inception, the Company has entered into eight convertible promissory notes under this arrangement with the Sponsor to provide Working Capital Loans.
In addition, the Company has borrowed certain funds from the Sponsor under non-convertible promissory notes that have been used to pay for expenditures of the acquisition targe
t. As discussed below, since inception, the Company has entered into three non-convertible promissory notes under this arrangement with the Sponsor. I
n accordance with the Merger Agreement, the Company is to pay for up to
$1.5 million
(subsequently amended to a cap of
$3.0 million)
in reasonable out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and Sable-EM Purchase Agreement at closing of the Business Combination. During the six months ended June 30, 2023, the Company paid
$
602,972 in such
expenditures on behalf of Sable ($100,971 of these costs were related to the three months ended March 31, 2023) which have been recorded and included in Operating costs on the condensed statement
s
of operations for the three and six months ended June 30, 2023. The Company is under no obligation to make further advance
s prior to the closing of the Business Combination.

Promissory Note Amendments
On March 29, 2023, the Company and Flame Acquisition Sponsor LLC entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination. On May 12, 2023, the Q1 2023 Promissory note was amended to clarify that approximately $356,370 of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant, while the remainder of the note proceeds are non-convertible notes to be used to fund advances to the acquisition target. Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Company evaluated the amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note under ASC
470-50,
“Debt – Modification and Extinguishment”, and concluded that the amendments resulted in terms that were substantially different and thus resulted in debt extinguishments. The fair value of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note ($726,370 in aggregate proceeds) was estimated by the Company to be $684,165 upon the amendments. The amount by which the proceeds from each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note exceeded their fair value has been recognized as a capital contribution within stockholders’ deficit during the six months ended June 30, 2023.
Convertible Promissory Notes
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the period ended December 31, 2021. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of June 30, 2023 and December 31, 2022, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement, $212,795 and $343,034 at June 30, 2023 and December 31, 2022, respectively.
On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023 and December 31, 2022, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement, $466,400 and $751,856 at June 30, 2023 and December 31, 2022, respectively.
On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023 and December 31, 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The Sponsor assigned $111,667 of the Third Working Capital Loan to each of our Executive Vice President and Chief Financial Officer, Gregory Patrinely, and President Caldwell Flores, and $111,666 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner. The fair value of the note was estimated by the Company to be $
282,874 at initial measurement, and the amount by which the proceeds from the Third Working Capital Loan exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2022. The fair value of the note was estimated by the Company to be $195,305 and $314,840 at June 30, 2023 and December 31, 2022, respectively.
On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On May 15, 2023, the First Q2 2023 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $229,653 at initial measurement, and the amount by which the proceeds from the Third Working Capital Loan exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the six months ended June 30, 2023. The fair value of the note was estimated by the Company to be $230,285 at June 30, 2023.
On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. The fair value of the note was estimated by the Company to be $29,150 at initial measurement and June 30, 2023, and the amount by which the proceeds from the Third Working Capital Loan exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the six months ended June 30, 2023. On June 28, 2023, the Fourth Q2 2023 Promissory Note was fully drawn down by the Company.
Q3 2022 Promissory Note
On September 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q3 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $170,000 (see Promissory Note Amendments below). The Q3 2022 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On October 5, 2022, the Q3 2022 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $99,110 at June 30, 2023.
Q4 2022 Promissory Note
On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 (see Promissory Note Amendments below). The Q4 2022 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On October 31, 2022, the Q4 2022 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $116,600 at June 30, 2023.
Q1 2023 Promissory Note
On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000 of which $356,370 is convertible in to warrants post-Business Combination (see Promissory Note Amendments below). The Q1 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On February 7, 2023, the Q1 2023 Promissory Note was fully drawn down by the Company. The fair value of the convertible portion of the note was estimated by the Company to be $207,764 at June 30, 2023.

Second Q2 2023 Promissory Note
On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $355,000. The Second Q2 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On May 15, 2023, the Second Q2 2023 Promissory Note was fully drawn down by the Company.
Third Q2 2023 Promissory Note
On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Third Q2 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On June 28, 2023, the Third Q2 2023 Promissory Note was fully drawn down by the Company.
As of June 30, 2023, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, First Q2 2023 Promissory Note, Fourth Q2 2023 Promissory Note and a portion of the Q1 2023 Promissory Note (collectively the “Convertible Promissory Notes”) may be convertible into warrants ($2,671,370 in total proceeds or 2,671,370 in aggregate warrants as of June 30, 2023) at a price of $
1.00 per warrant at the option of the lender. There were no
additional borrowings under Convertible Promissory Notes other than those described above.

The following tables presents the balances of the convertible promissory notes – related parties, at fair value and the promissory notes to related parties as of the respective period ends:

	June 30, 2023	December 31, 2022
Convertible notes –related parties, at fair value
First Working Capital loan	$212,795	$343,034
Second Working Capital loan	466,400	751,856
Third Working Capital loan	195,305	314,840
Q3 2022 Promissory Note	99,110	—
Q4 2022 Promissory Note	116,600	—
Q1 2023 Promissory Note	207,764	—
First Q2 2023 Promissory Note	230,285	—
Fourth Q2 2023 Promissory Note	29,150	—

Total	$1,557,409	$1,409,730
Promissory notes to related parties
Q3 2022 Promissory Note	$—	$170,000
Q4 2022 Promissory Note	—	200,000
Q1 2023 Promissory Note	178,630	—
Second Q2 2023 Promissory Note	355,000	—
Third Q2 2023 Promissory Note	100,000	—

Total	$633,630	$370,000
Note 6 —   Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities, and certain Promissory Notes, are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option. The underwriters will not be entitled to such fee unless the Company consummates its initial business combination. In connection with the Extension, stockholders holding 20,317,255 shares of Flame Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Flame Class A common stock. After this redemption, 8,432,745 shares of Flame Class A common stock remained outstanding. If no additional public stockholders exercise redemption rights with respect to their shares of Flame Class A common stock, the amount of effective underwriting commissions due to the underwriters upon the consummation of the Business Combination will represent 11.9% of the aggregate proceeds from the Flame IPO retained by Flame.
Underwriters Agreement
On March 1, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate.
Deferred Legal Fees
As of June 30, 2023 and December 31, 2022, the Company has incurred unbilled legal costs of $3,348,198 and $2,633,139, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.

Note 7 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares issued and outstanding (excluding 8,432,745 and 28,750,000 shares subject to possible redemption, respectively). On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued or outstanding.
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
Additionally, as discussed in Note 5, the Working Capital Loans, and certain Promissory Notes, would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Initially up to $
1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants.
Note 9— Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measureme nt d
ate. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2023	Level	December 31, 2022
Assets:
Funds Held in Trust Account	1	$—	1	$290,718,297
Liabilities:
Warrant liability—Public Warrants	1	$4,456,250	1	$9,343,750
Warrant liability—Private Warrants	3	$1,426,000	3	$2,805,500
Convertible Promissory Notes—Related Parties	3	$1,557,409	3	$1,409,730
Investment Held in Trust Account
As of June 30, 2023 and December 31, 2022, investments in the Company’s Trust Account consisted of $87,287,862 in a demand deposit account (and are therefore not reflected in the table above) and $
290,718,297 in U.S. Money Market funds, respectively.
There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2023.
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
The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of June 30, 2023 and December 31, 2022.

Inputs	June 30, 2023	December 31, 2022
Stock price	$10.27	$10.05
Strike price	$11.50	$11.50
Term (in years)	2.66	3.15
Volatility	0.0%	0.0%
Risk-free rate	4.52%	4.12%
Dividend yield	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners, as of June 30, 2023 and December 31, 2022.

Inputs	June 30, 2023	December 31, 2022
Stock price	$10.27	$10.05
Strike price	$11.50	$11.50
Term (in years)	5.55	5.25
Volatility	0.0%	0.0%
Risk-free rate	4.00%	3.91%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	(4,456,250)	(2,402,500)	(6,858,750)

Fair value as of March 31, 2022	$4,168,750	$1,619,750	$5,788,500
Change in valuation inputs or other assumptions	(1,868,750)	(902,875)	(2,771,625)

Fair value as of June 30, 2022	$2,300,000	$716,875	$3,016,875

Fair value as of December 31, 2022	$9,343,750	$2,805,500	$12,149,250
Change in valuation inputs or other assumptions	(1,150,000)	(201,500)	(1,351,500)

Fair value as of March 31, 2023	$8,193,750	$2,604,000	$10,797,750
Change in valuation inputs or other assumptions	(3,737,500)	(1,178,000)	(4,845,750)

Fair value as of June 30, 2023	$4,456,250	$1,426,000	$5,952,000

Convertible Promissory Notes – Related Parties
The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which is considered to be primarily a Level 3 fair value measurement input. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	2023 Inputs (a)	June 30, 2023	December 31, 2022

Exercise price	$11.50	$11.50	$11.50
Volatility	1.9% - 2.5%	2.5%	1.2%
Expected term to warrant expiration	5.2 - 5.64 years	5.5 years	5.3 years
Risk-free-rate	3.39% - 4.00%	4.00%	3.91%
Dividend yield	0%	0%	0%
Stock price	$10.13 - $10.27	$10.27	$10.05

(a)	Represents the range of inputs utilized on the respective dates of the initial valuations of the various convertible note draws and extinguishment during the six months ended June 30, 2023.
The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	27,611

Fair value as of March 31, 2022	$1,266,600

Change in fair value of Promissory Notes	(5,400)

Fair value as of June 30, 2022	$1,261,200

Fair value as of December 31, 2022	$1,409,730
Principal amount of Promissory Notes amended on March 29, 2023	726,370
Initial measurement of fair value of Promissory Notes upon extinguishment of debt	(42,205)
Change in fair value of Promissory Notes	3,120

Fair value as of March 31, 2023	$2,097,015

Proceeds received through Convertible Promissory Notes on May 12, 2023 and June 28, 2023	445,000
Initial measurement of fair value of Promissory Notes	(186,194)
Change in fair value of Promissory Notes	(798,412)

Fair value as of June 30, 2023	$(1,557,409)

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended June 30, 2023 and 2022.
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
On July 17, 2023, July 21, 2023 and July 24, 2023, Holdco entered into amendments to certain Sable PIPE Subscription Agreements (each, a “Subscription Agreement Amendment”) with certain Sable PIPE Investors representing an aggregate commitment amount of $
64,500,000
, pursuant to which Holdco and such Sable PIPE Investors agreed to extend the date by which the parties must consummate the subscription contemplated by such Sable PIPE Subscription Agreements, or terminate such Sable PIPE Subscription Agreements, from July 31, 2023 to March 1, 2024. On July 31, 2023, Holdco entered into a substantially similar Subscription Agreement Amendment with the remaining Sable PIPE Investor, representing an aggregate commitment amount of $10,000,000. As a result, all of the Sable PIPE Investors, representing aggregate commitments of $74,500,000, have executed Subscription Agreement
Amendments.
On August 9, 2023, the Company filed a definitive proxy statement for a special meeting to be held on August 29, 2023 (the “Special Meeting”), to seek approval from the Company’s stockholders to (i) amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a business combination from September 1, 2023 to March 1, 2024 (the “Second Extension Proposal”) and (ii) approve the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes to approve the Second Extension Proposal.

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

On June 13, 2023, Sable, Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) entered into a First Amendment (the “Amendment”) to the Purchase and Sale Agreement dated November 1, 2022 among Sable and EM. Pursuant to the Amendment, Sable and EM agreed to amend the Sable-EM Purchase Agreement to, among other things, provide that the closing of the transactions contemplated by the Sable-EM Purchase Agreement was scheduled to take place on June 30, 2023 (the “Sable-EM Scheduled Closing Date”), unless one or more of the conditions to closing described in the Sable-EM Purchase Agreement was not satisfied as of the Sable-EM Scheduled Closing Date, in which case the closing would be held three business days after all such conditions were satisfied or waived, or such other date as the parties may mutually agree in writing, but in no event later than December 31, 2023. The Amendment also lowers the “Minimum Cash Threshold” (as defined in the Sable-EM Purchase Agreement) from $200,000,000 to $150,000,000.

On June 30, 2023, the Company and Sable entered into a Second Amendment to the Merger Agreement, pursuant to which the parties agreed to extend the date by which the parties must consummate the Business Combination, or otherwise either Flame or Sable may terminate the Merger Agreement, from June 30, 2023 to March 1, 2024.

Results of Operations

Our entire activity since inception through June 30, 2023 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (see Note 1). We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities and promissory notes. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June, 30, 2023, we had a net income of $5,039,619, which consisted of interest income on our amounts held in the Trust Account of $835,915, a decrease in the fair value of the previously issued promissory notes of $798,412, and a decrease in the fair value of warrants of $4,915,500, partially offset by operating costs of $1,345,166, and income tax expense of $165,042.

For the three months ended June, 30, 2022, we had a net income of $2,824,925, which consisted of interest income on our amounts held in the Trust Account of $354,238, a decrease in the fair value of the previously issued promissory notes of $5,400 and a decrease in the fair value of warrants of $2,771,625, partially offset by operating costs of $306,338.

For the six months ended June, 30, 2023, we had a net income of $7,076,101, which consisted of interest income on our amounts held in the Trust Account of $3,140,776, a decrease in the fair value of the previously issued promissory notes of $795,292, and a decrease in the fair value of warrants of $6,267,000, partially offset by operating costs of $2,488,404, and income tax expense of $638,563.

For the six months ended June, 30, 2022, we had a net income of $9,246,692, which consisted of interest income on our amounts held in the Trust Account of $369,359 and a decrease in the fair value of warrants of $9,630,375, partially offset by operating costs of $730,831 and a increase in the fair value of the previously issue promissory notes of $22,211.

Going Concern

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Initial Promissory Note, First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, Q1 2023 Promissory Note, First Q2 2023 Promissory Note, Second Q2 2023 Promissory Note, Third Q2 2023 Promissory Note and Fourth Q2 2023 Promissory Note, neither the Sponsor nor the Company’s officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As of June 30, 2023, we had $93,605 in cash and working capital deficit of approximately $10,268,727. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. During the period ended June 30, 2023, the Company withdrew $450,151 for payment of taxes, leaving $659,138 available for withdrawal from the Trust Account as of June 30, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, we determined that our plans to raise capital and to consummate our initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation) may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $93,605. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from the Sponsor, FLC and IFP.

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

Upon the closing of our initial public offering and the private placement, $287,500,000 of the net proceeds of the sale of the Units in our initial public offering and the sale of private placement warrants in the private placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by September 1, 2023 (or such later date as may be provided pursuant to a further amendment to our amended and restated certificate of incorporation), or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our initial business combination by September 1, 2023, subject to applicable law. On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders (see Note 9). Based on current interest rates, we expect that interest income earned on the Trust Account (if any) will be sufficient to pay our income and franchise taxes.

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

Related Party Loans

On November 25, 2020, our founders agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Initial Promissory Note”). This loan was non-interest bearing and payable upon the completion of our initial public offering. We borrowed $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note to our founders in full as of September 30, 2021. On March 1, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of June 30, 2023, we have borrowed $365,000 under the First Working Capital Loan. On December 27, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of June 30, 2023, we have borrowed $800,000 under the Second Working Capital Loan. On March 29, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of June 30, 2023, we have borrowed $335,000 under the Third Working Capital Loan. The Sponsor assigned $111,667 of the Third Working Capital Loan to each of our Executive Vice President and Chief Financial Officer, Gregory Patrinely, and President Caldwell Flores, and $111,666 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner. On September 30, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $170,000 to cover additional expenses related to our search for the initial business combination (the “Q3 2022 Promissory Note”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of June 30, 2023, we have borrowed $170,000 under the Q3 2022 Promissory Note. On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023, we have borrowed $200,000 under the Q4 2022 Promissory Note. On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000. The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023, we have borrowed $535,000 under the Q1 2023 Promissory Note. On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023, we have borrowed $395,000 under the First Q2 2023 Promissory Note. Also on May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $355,000. The Second Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023, we have borrowed $355,000 under the Second Q2 2023 Promissory Note. On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Third Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023, we have borrowed $100,000 under the Third Q2 2023 Promissory Note. Also on June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of June 30, 2023, we have borrowed $50,000 under the Fourth Q2 2023 Promissory Note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender (the “Convertible Promissory Notes”). Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. On March 29, 2023, the Company and the Sponsor entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. On May 12, 2023, the Q1 2023 Promissory note was amended to clarify that approximately $356,370 of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, First Q2 2023 Promissory Note, Fourth Q2 2023 Promissory Note and a portion of the Q1 2023 Promissory Note are Working Capital Loans and may be convertible into warrants at a price of $1.00 per warrant at the option of the Sponsor. We do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of June 30, 2023, we had drawn down $2,671,370 of such loans.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements for certain prior periods. In light of this, we performed additional analysis as deemed necessary to ensure that the accompanying condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1(1)	Promissory Note, dated May 12, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

10.2(1)	Promissory Note, dated May 12, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

10.3(2)	Promissory Note, dated June 22, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

10.4(2)	Promissory Note, dated June 22, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 16, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 26, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAME ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)