Form 10-Q
period 2023-09-30
Flame Acquisition Corp.
filed 2023-11-14
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40111

Flame Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-3514078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 Milam Street
, Suite 3300
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
of the Exchange Act):    Yes  ☒    No  ☐
As of November 14, 2023 there were
13,292,182

shares of Class A common stock, $
0.0001
par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
FLAME ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash	$709,450	$100,256
Prepaid expenses	246,392	88,212

Total current assets	955,842	188,468
Investments held in Trust Account	63,939,672	290,718,297

Total assets	$64,895,514	$290,906,765

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$6,153,608	$4,625,892
Excise tax payable	2,308,378	—
Income taxes payable	785,543	330,151
Promissory notes to related parties	1,128,630	370,000
Convertible promissory notes – related parties, at fair value	2,645,096	1,409,730

Total current liabilities	13,021,255	6,735,773
Warrant liabilities	15,154,125	12,149,250

Total liabilities	28,175,380	18,885,023
Commitments and Contingencies
Class A common stock subject to possible redemption; 6,104,682 and 28,750,000 shares at redemption value at September 30, 2023 and December 31, 2022, respectively ($10.34 and $10.10 at September 30, 2023 and December 31, 2022)	63,123,555	290,347,008
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 and no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, excluding 6,104,682 and 28,750,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively	719	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and 7,187,500 shares issued and outstanding at December 31, 2022	—	719
Additional paid-in capital	—	—
Accumulated deficit	(26,404,140)	(18,325,985)

Total Stockholders’ Deficit	(26,403,421)	(18,325,266)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$64,895,514	$290,906,765

The accompanying notes
are
an
integral
part
of
these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$996,938	$1,281,508	$3,485,342	$2,012,339

Loss from operations	(996,938)	(1,281,508)	(3,485,342)	(2,012,339)

Other income (expenses):
Interest income from Trust Account	699,906	1,245,964	3,840,682	1,615,323
Change in fair value of convertible promissory notes – related parties	(757,488)	1,200	37,804	(21,011)
Change in fair value of warrant liabilities	(9,271,875)	372,750	(3,004,875)	10,003,125

Total other (loss) income, net	(9,329,457)	1,619,914	873,611	11,597,437

(Loss) income before income taxes	(10,326,395)	338,406	(2,611,731)	9,585,098
Income tax expense	(146,980)	(530,156)	(785,543)	(530,156)

Net (loss) income	$(10,473,375)	$(191,750)	$(3,397,274)	$9,054,942

Weighted average redeemable Class A common stock outstanding	8,169,859	28,750,000	12,660,640	28,750,000

Basic and diluted net (loss) income per redeemable Class A common share	$(0.68)	$(0.01)	$(0.17)	$0.25

Weighted average non-redeemable Class A and Class B common stock outstanding	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net (loss) income per non-redeemable Class A and Class B common share	$(0.68)	$(0.01)	$(0.17)	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
For the three and nine months ended September 30, 2023

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	—	7,187,500	$719	$—	$(18,325,985)	$(18,325,266)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	—	—	42,205	42,205
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,776,354)	(1,776,354)
Excise tax on Class A common stock redemptions	—	—	—	—	—	(2,068,297)	(2,068,297)
Net income	—	—	—	—	—	2,036,482	2,036,482

Balance as of March 31, 2023	—	—	7,187,500	719	—	(20,091,949)	(20,091,230)
Initial fair value adjustment of convertible promissory notes - related parties	—	—	—	—	—	186,194	186,194
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(626,422)	(626,422)
Net income	—	—	—	—	—	5,039,619	5,039,619

Balance as of June 30, 2023	—	—	7,187,500	719	—	(15,492,558)	(15,491,839)
Initial fair value adjustment of convertible promissory notes - related parties	—	—	—	—	—	304,801	304,801
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(502,927)	(502,927)
Conversion of Class B common stock to Class A common stock	7,187,500	719	(7,187,500)	(719)
Excise tax on Class A common stock redemptions	—	—	—	—	—	(240,081)	(240,081)
Net loss	—	—	—	—	—	(10,473,375)	(10,473,375)

Balance of September 30, 2023	7,187,500	$719	—	$—	—	$(26,404,140)	$(26,403,421)

For the three and nine months ended September 30, 2022

	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	7,187,500	$719	$—	$(12,940,155)	$(12,939,436)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	—	—	52,126	52,126
Net income	—	—	—	—	—	6,421,767	6,421,767

Balance as of March 31, 2022	—	—	7,187,500	719	—	(6,466,262)	(6,465,543)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(84,375)	(84,375)
Net income	—	—	—	—	—	2,824,925	2,824,925
Balance as of June 30, 2022	—	—	7,187,500	719	—	(3,725,712)	(3,724,993)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(665,808)	(665,808)
Net loss	—	—	—	—	—	(191,750)	(191,750)

Balance of September 30, 2022	—	—	7,187,500	$719	$—	$(4,583,270)	$(4,582,551)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net (loss) income	$(3,397,274)	$9,054,942
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(3,840,682)	(1,615,323)
Change in fair value of convertible promissory notes – related parties	(37,804)	21,011
Change in fair value of warrant liabilities	3,004,875	(10,003,125)
Changes in current assets and current liabilities:
Prepaid expenses	(158,180)	362,012
Accounts payable and accrued expenses	1,527,716	812,797
Income taxes payable	455,392	530,156

Net cash used in operating activities	(2,445,957)	(837,530)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemptions	230,129,156	—
Cash withdrawn from Trust Account to pay taxes	490,151	320,000

Net cash provided by investing activities	230,619,307	320,000

Cash flows from financing activities:
Payments for redemptions of Class A common stock	(230,129,156)	—
Proceeds from convertible promissory notes – related parties	1,080,000	335,000
Proceeds from promissory notes – related parties	1,485,000	—

Net cash (used in) provided by financing activities	(227,564,156)	335,000

Net change in cash	609,194	(182,530)
Cash, beginning of the period	100,256	322,768

Cash, end of the period	$709,450	$140,238

Supplemental disclosure of noncash investing and financing activities
Conversion of Promissory Notes to Convertible Promissory Notes	$726,370	$—

Initial measurement of fair value of Convertible Promissory Notes	$(533,200)	$(52,126)

Remeasurement of Class A common stock subject to possible redemption	$2,905,703	$750,183

Excise tax payable as a result of redemptions of Class A common stock	$2,308,378	$—

Supplemental Disclosure of Cash Flow Information:
Payment of cash taxes	$330,151	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLAME ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2023
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
filed by the Company with the U.S Securities and Exchange Commission (“SEC”) on November 2, 2022. The Merger Agreement provides for, among other things, the following transactions at the closing: (i) Holdco will merge with and into the Company, with the Company surviving the merger (the “Holdco Merger”), and (ii) immediately following the effective time of the Holdco Merger, SOC will merge with and into the Company, with the Company surviving the merger (the “SOC Merger”). The Holdco Merger together with the SOC Merger are referred to as the “Merger,” and the Merger and other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In connection with the Business Combination, the Company will change its name to Sable Offshore Corp. The independent members of the board of directors of the Company (the “Board”) approved, and recommended that the Board approve, the Merger Agreement and the transactions contemplated thereby. Subsequently, the Board approved the Merger Agreement and the transactions contemplated thereby.
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
On November 10, 2022, the Company filed a preliminary proxy statement relating to the Business Combination (as amended, the “Proxy Statement”), which included a recommendation of the Board to the Company’s stockholders that they approve the proposals included in the Proxy Statement. The Company also filed amended preliminary proxy statements on December 23, 2022, January 27, 2023 and September 14, 2023 for the purpose of addressing SEC Staff comments.
On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “First Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “First Extension”) from March 1, 2023, to September 1, 2023 (the “First Extended Date”). In connection with the First Extension, stockholders holding 20,317,255 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our then
issued and outstanding Class A common stock. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

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
On June 30, 2023, the Company and Sable entered into a Second Amendment to the Merger Agreement, pursuant to which the parties agreed to extend the date by which the parties must consummate the Business Combination, or otherwise either Flame or Sable may terminate the Merger Agreement, from June 30, 2023, to March 1, 2024.
On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL
Co-Investment,
Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Initial Public Offering (“IPO”) described below. After the Class B Conversion, no shares of Class B common stock remained outstanding.
On August 29, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve a proposal (the “Second Extension Amendment Proposal”) to amend the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Second Extension”) from September 1, 2023, to March 1, 2024 (the “Second Extension Amendment”). In connection with the Second Extension, stockholders holding 2,328,063 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 27.61% of our then
issued and outstanding Class A common stock. As a result, $24,008,096 (approximately $10.31 per share) was removed from the Trust Account to pay such redeeming holders on August 31, 2023.
On August 29, 2023, in connection with the Second Extension, we filed the Second Extension Amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. The Second Extension Amendment extends the date by which we must consummate our initial business combination from September 1, 2023 to March 1, 2024.
As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the IPO and, since the closing of the IPO, the search for a target for our initial Business Combination, and since the signing of the Merger Agreement, completing our initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating
income or expense from changes in the fair value of warrant liabilities and convertible promissory notes.
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
of the Investment Company Act, as determined by the Company. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on February 21, 2023, we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments previously held in the Trust Account and to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of our initial business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (see Note 2), the proceeds from the

IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination by March 1, 2024, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.
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
The Company has until March 1, 2024 to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for the payment of taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.
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

Going Concern
As of September 30, 2023, the Company had cash outside the Trust Account of $709,450 available for working capital needs and a working capital deficit of $12,065,413. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of September 30, 2023, $816,118 of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2023, the Company’s liquidity needs have been satisfied through various promissory notes from its sponsor (see further discussion of the individual promissory notes in Note 5).
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
If the Company’s estimates of the costs of undertaking
in-depth
due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Working Capital Loans, neither the Sponsor nor the Company’s officers or directors are under any obligation to advance additional funds to, or to invest in, the Company (see Note 5). If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company is also subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete its initial business combination by March 1, 2024. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic
205-40,
Presentation of Financial Statements - Going Concern, the Company cannot assure you that its plans to raise capital or to consummate an initial business combination before March 1, 2024 will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The Company determined that the $230,129,156
in Trust Account value relating to the Class A common stock redeemed during the nine months ended September 30, 2023 (as noted above) is currently subject to the excise tax. Accordingly, an excise tax payable of $
2,308,378 was recognized upon the redemptions and was recorded as a liability on the condensed balance sheet and as a charge to Accumulated Deficit. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future qualifying stock issuances within the same annual period.
Note 2— Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2023, as well as the Company’s Current Reports on Form
8-K.
The accompanying condensed balance sheet as of December 31, 2022 has been derived from our audited financial statements included in that Annual Report. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Marketable Securities Held in Trust Account
At December 31, 2022, the Trust Account had $290,718,297 in marketable securities. As discussed in Note 1, during the nine months ended September 30, 2023, the investments previously held in the Trust Account were liquidated with all funds in the Trust Account to be held in cash (which may include an interest bearing demand deposit account). During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company withdrew $490,151 and $786,918, respectively, of interest income from the Trust Account to pay its tax obligations.

Additionally, as discussed further below, approximately $230.1 million was removed from the Trust Account to pay redeeming holders during the nine months ended September 30, 2023.
Marketable securities held in the Trust Account are classified as “Trading Securities” in accordance with ASC 320, “Investments – Debt Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company did not experience losses on this account.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s redeemable Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022,
6,104,682 and 28,750,000
shares of Class A common stock subject to possible redemption, representing all outstanding shares of redeemable Class A common stock on those dates, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.
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
On August 29, 2023, the Company was notified by stockholders holding 2,328,063 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $24,008,096 (approximately $10.31 per share) was removed from the Trust Account to pay such redeeming holders on August 31, 2023.

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

	Shares	Value
Gross proceeds from Initial Public Offering	28,750,000	$287,500,000
Less:
Common stock issuance costs	—	(6,326,922)
Proceeds allocated to public warrants	—	(12,218,750)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	21,392,680

Contingently redeemable common stock at December 31, 2022	28,750,000	290,347,008
Less:
Redemptions of Class A common stock	(22,645,318)	(230,129,156)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	2,905,703

Contingently redeemable Class A common stock at September 30, 2023	6,104,682	$63,123,555

Class A Common Stock
On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL
Co-Investment,
Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Initial Public Offering (“IPO”) described below. After the Class B Conversion, no shares of Class B common stock remained outstanding.
Net (Loss) Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from (loss) income per share of common stock as the redemption value approximates fair value. Net (loss) income per share of common stock is computed by dividing the pro rata net (loss) income between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable for

25,431,370
and 23,625,000 shares of Class A common stock in the aggregate as of September 30, 2023 and 2022, respectively.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to Class A common stock subject to possible redemption	$(5,571,661)	$(153,400)	$(2,167,037)	$7,243,954
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	8,169,859	28,750,000	12,660,640	28,750,000

Basic and Diluted net (loss) income per share, Redeemable Class A common stock	$(0.68)	$(0.01)	$(0.17)	$0.25

Non-Redeemable common stock
Numerator:
Net (loss) income allocable to Class A and Class B common stock not subject to redemption	$(4,901,714)	$(38,350)	$(1,230,237)	$1,810,988
Denominator:
Weighted Average Non-redeemable Class A and Class B common stock, Basic and Diluted	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net (loss) income per share of Non-redeemable Class A and Class B common stock	$(0.68)	$(0.01)	$(0.17)	$0.25

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
ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date
income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was negative
1.42% and 156.66% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21
% for the three months ended September 30, 2023 and 2022, due primarily to changes in fair value of the warrant liability, which are not included in taxable income, non-deductible merger related expenditures, and the valuation allowance on the deferred tax assets.
The Company’s effective tax rate was
negative
30.08% and 5.53% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21
%

for the nine months ended September 30, 2023 and 2022, due primarily to changes in fair value of the warrant liability, which are not included in taxable income, non-deductible merger related expenditures, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 4 — Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor, Intrepid Financial Partners, LLC (an affiliate of one of the Company’s underwriters) (“Intrepid Financial Partners”) and FL
Co-Investment,
LLC (an affiliate of one of the Company’s underwriters) (“FL
Co-Investment”)
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
On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL
Co-Investment,
Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Initial Public Offering (“IPO”) . After the Class B Conversion, no shares of Class B common stock remained outstanding.
Convertible Promissory Notes (“Working Capital Loans”)
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company or convert them to warrants as described below. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants. The warrants would be identical to the Private Placement Warrants. As discussed below, since inception, the Company has entered into nine convertible promissory notes under this arrangement with the Sponsor to provide Working Capital Loans.

On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the period ended December 31, 2021. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of September 30, 2023 and December 31, 2022, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement, $292,000 and $343,034 at September 30, 2023 and December 31, 2022, respectively.
On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023 and December 31, 2022, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement, $640,000 and $751,856 at September 30, 2023 and December 31, 2022, respectively.
On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest
bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023 and December 31, 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The Sponsor assigned $111,667 of the Third Working Capital Loan to each of our Executive Vice President and Chief Financial Officer, Gregory Patrinely, and President Caldwell Flores, and $111,666 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner. The fair value of the note was estimated by the Company to be $282,874 at initial measurement, and the amount by which the proceeds from the Third Working Capital Loan exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2022. The fair value of the note was estimated by the Company to be $268,000 and $314,840 at September 30, 2023 and December 31, 2022, respectively.
On September 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q3 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $170,000 (see Promissory Note Amendments above). The Q3 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On October 5, 2022, the Q3 2022 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $136,000 at September 30, 2023.
On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 (see Promissory Note Amendments above). The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On October 31, 2022, the Q4 2022 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $160,000 at September 30, 2023.
On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000 of which $356,370 is convertible in to warrants post-Business Combination (see Promissory Note Amendments below). The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On February 7, 2023, the Q1 2023 Promissory Note was fully drawn down by the Company. The fair value of the convertible portion of the note was estimated by the Company to be $285,096 at September 30, 2023.
On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. On May 15, 2023, the First Q2 2023 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $229,653 at initial measurement, and the amount by which the proceeds from the First Q2 2023 Promissory Note exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the nine months ended September 30, 2023. The fair value of the note was estimated by the Company to be $316,000 at September 30, 2023.
On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest
bearing and payable on the consummation of the Company’s Business Combination. The fair value of the note was estimated by the Company to be $29,150 at initial measurement and $40,000 at September 30, 2023, and the amount by which the proceeds from the Fourth Q2 2023 Promissory Note exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the nine months ended September 30, 2023. On June 28, 2023, the Fourth Q2 2023 Promissory Note was fully drawn down by the Company.

On August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $
635,000.
The First Q3 2023 Promissory Note is
non-interest
bearing and payable on the consummation of the Company’s Business Combination. The fair value of the note was estimated by the Company to be $
330,199 at initial measurement and $508,000
at September 30, 2023, and the amount by which the proceeds from the First Q3 2023 Promissory Note exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the three and nine months ended September 30, 2023. On August 30, 2023, the First Q3 2023 Promissory Note was fully drawn down by the Company.
On March 29, 2023, the Company and Flame Acquisition Sponsor LLC entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity. On May 12, 2023, the Q1 2023 Promissory note was amended to clarify that approximately $
356,370 of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant, while the remainder of the note proceeds are non-convertible
notes to be used to fund advances to the acquisition target. Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Company evaluated the amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note under ASC
470-50,
“Debt – Modification and Extinguishment”, and concluded that the amendments resulted in terms that were substantially different and thus resulted in debt extinguishments. The fair value of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note ($726,370 in aggregate proceeds) was estimated by the Company to be $684,165 upon the amendments. The amount by which the proceeds from each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note exceeded their fair value has been recognized as a capital contribution within stockholders’ deficit during the nine months ended September 30, 2023.
As of
September 30, 2023
, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q
3
2022
Promissory Note, Q
4
2022
Promissory Note, First Q
2
2023
Promissory Note, Fourth Q
2
2023
Promissory Note, First Q
3
2023
Promissory Note and a portion of the Q
1
2023
Promissory Note may be convertible into warrants ($
3,306,370
in total proceeds or
3,306,370
in aggregate warrants as of
September 30, 2023
) at a price of $
1.00
per warrant at the option of the lender. There were
no
additional borrowings under Convertible Promissory Notes other than those described above.
Promissory Note Loans
In addition, the Company has borrowed certain funds from the Sponsor under non-convertible
promissory notes (“Promissory Note Loans”) that have been used to pay for expenditures of the acquisition target. As discussed below, since inception, the Company has entered into four non-convertible
promissory notes under this arrangement with the Sponsor. In accordance with the Merger Agreement, the Company is to pay for up to $1.5 million (subsequently amended to a cap of $3.0 million) in reasonable out-of-pocket
fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and
Sable-EM
Purchase Agreement at closing of the Business Combination. During the three and nine months ended September 30, 2023, the Company paid $123,897 and $726,868, respectively, in such expenditures on behalf of Sable which have been recorded and included in Operating costs on the condensed statements of operations for the three and nine months ended September 30, 202
3. From October 1, 2023 to November 14, 2023, the Company paid approximately $106,000 in additional such expenditures on behalf of Sable. T he Company is under no obligation to make further advances prior to the closing of the Business Combination.

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
On August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $
495,000.
The Second Q3 2023 Promissory Note is
non-interest
bearing and payable on the consummation of the Company’s Business Combination. On August 30, 2023, the Second Q3 2023 Promissory Note was fully drawn down by the Company.
As of September 30, 2023, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, First Q2 2023 Promissory Note, Fourth Q2 2023 Promissory Note, First Q3 2023 Promissory Note and a portion of the Q1 2023 Promissory Note (collectively the “Convertible Promissory Notes”) may be convertible into warrants ($
3,306,370 in total proceeds or 3,306,370 in aggregate warrants as of September 30, 2023) at a price of $1.00 per warrant at the option of the lender. There were no additional borrowings under Convertible Promissory Notes other than those described above.

The following tables presents the balances of the convertible promissory notes – related parties, at fair value and the promissory notes to related parties as of the respective period ends:

	Principal Value	Fair Value
	$ Amount	September 30, 2023	December 31, 2022
Convertible notes –related parties, at fair value
First Working Capital Loan	$365,000	$292,000	$343,034
Second Working Capital Loan	800,000	640,000	751,856
Third Working Capital Loan	335,000	268,000	314,840
Q3 2022 Promissory Note	170,000	136,000	—
Q4 2022 Promissory Note	200,000	160,000	—
Q1 2023 Promissory Note	356,370	285,096	—
First Q2 2023 Promissory Note	395,000	316,000	—
Fourth Q2 2023 Promissory Note	50,000	40,000	—
First Q3 2023 Promissory Note	635,000	508,000	—

Total	$3,306,370	$2,645,096	$1,409,730
Promissory notes to related parties
Q3 2022 Promissory Note	$—	$—	$170,000
Q4 2022 Promissory Note	—	—	200,000
Q1 2023 Promissory Note	178,630	178,630	—
Second Q2 2023 Promissory Note	355,000	355,000	—
Third Q2 2023 Promissory Note	100,000	100,000	—
Second Q3 2023 Promissory Note	495,000	495,000	—

Total	$1,128,630	$1,128,630	$370,000
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
as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option. The underwriters will not be entitled to such fee unless the Company consummates its initial business combination. In connection with the Extension, stockholders holding 20,317,255 shares of Flame Class A common stock subject to possible redemption stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Flame Class A common stock subject to possible redemption stock. After this redemption, 8,432,745 shares of Flame Class A common stock subject to possible redemption stock remained outstanding. In connection with the Second Extension, stockholders holding 2,328,063 shares of Flame Class A common stock subject to possible redemption stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 27.61% of our issued and outstanding Flame Class A common stock subject to possible redemption stock. After this redemption, 6,104,682 shares of Flame Class A common stock subject to possible redemption stock remained outstanding. If no additional public stockholders exercise redemption rights with respect to their shares of Flame Class A common stock, the amount of effective underwriting commissions due to the underwriters upon the consummation of the Business Combination will represent 15.9% of the aggregate proceeds from the Flame IPO retained by Flame.

Underwriters Agreement
On March 1, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate.
Deferred Legal Fees
As of September 30, 2023 and December 31, 2022, the Company has incurred unbilled legal costs of $3,623,594 and $2,633,139, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s condensed balance sheets.
Note 7 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were 7,187,500 and no shares, respectively, issued and outstanding (excluding 6,104,682 and 28,750,000 shares subject to possible redemption, respectively). On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023. On August 29, 2023, the Company was notified by stockholders holding 2,328,063 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $24,008,096 (approximately $10.31 per share) was removed from the Trust Account to pay such redeeming holders on August 31, 2023.
On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL
Co-Investment,
Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the Class B Conversion transaction. After the Class B Conversion, no shares of Class B common stock remained outstanding.
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were 0 and 7,187,500 shares of Class B common stock, respectively, issued or outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.
Shares of the Class B common stock are identical to the shares of Class A common stock included in the units sold in the IPO, and holders of Class B common stock have the same stockholder rights as public stockholders, except that (i) the Class B common stock are subject to certain transfer restrictions, as described in more detail below, (ii) our founders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Class B common stock and any Public Shares held by them in connection with the completion of our Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any Class B common stock held by them if the Company fails to complete our Business Combination within the prescribed time period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete our Business Combination within such time period, (iii) the Class B common stock are shares of our Class B common stock that will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, on a one-for-one
basis, subject to adjustment pursuant to certain anti-dilution rights and (iv) are subject to registration rights. If the Company submits our Business Combination to our public stockholders for a vote, our Initial stockholders have agreed to vote any Class B common stock and any Public Shares purchased during or after the IPO in favor of our initial Business Combination.
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
The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the IPO described above.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2023	Level	December 31, 2022
Assets:
Funds Held in Trust Account	1	$—	1	$290,718,297
Liabilities:
Warrant liability—Public Warrants	1	$11,500,000	1	$9,343,750
Warrant liability—Private Warrants	3	$3,654,125	3	$2,805,500
Convertible Promissory Notes—Related Parties	3	$2,645,096	3	$1,409,730
Investments Held in Trust Account
As of September 30, 2023 and December 31, 2022, investments in the Company’s Trust Account consisted of $63,939,672 in a demand deposit account (and are therefore not reflected in the table above) and $290,718,297 in U.S. Money Market funds, respectively.
There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2023.
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
Co-Investment
and Intrepid Financial Partners as of September 30, 2023 and December 31, 2022.

Inputs	September 30, 2023	December 31, 2022
Stock price	$10.46	$10.05
Strike price	$11.50	$11.50
Term (in years)	2.40	3.15
Volatility	0.0%	0.0%
Risk-free rate	4.82%	4.12%
Dividend yield	0.00%	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners, as of September 30, 2023 and December 31, 2022.

Inputs	September 30, 2023	December 31, 2022
Stock price	$10.46	$10.05
Strike price	$11.50	$11.50
Term (in years)	5.30	5.25
Volatility	0.0%	0.0%
Risk-free rate	4.50%	3.91%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	(4,456,250)	(2,402,500)	(6,858,750)

Fair value as of March 31, 2022	4,168,750	1,619,750	5,788,500
Change in valuation inputs or other assumptions	(1,868,750)	(902,875)	(2,771,625)

Fair value as of June 30, 2022	2,300,000	716,875	3,016,875
Change in valuation inputs or other assumptions	(287,500)	(85,250)	(372,750)

Fair value as of September 30, 2022	2,012,500	631,625	2,644,125

Fair value as of December 31, 2022	9,343,750	2,805,500	12,149,250
Change in valuation inputs or other assumptions	(1,150,000)	(201,500)	(1,351,500)

Fair value as of March 31, 2023	8,193,750	2,604,000	10,797,750
Change in valuation inputs or other assumptions	(3,737,500)	(1,178,000)	(4,915,500)

Fair value as of June 30, 2023	4,456,250	1,426,000	5,882,250
Change in valuation inputs or other assumptions	7,043,750	2,228,125	9,271,875

Fair value as of September 30, 2023	$11,500,000	$3,654,125	$15,154,125

Convertible Promissory Notes – Related Parties
The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which utilize unobservable Level 3 fair value measurement inputs. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	2023 Inputs (a)	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50	$11.50
Volatility	1.9% - 2.5%	2.5%	1.2%
Expected term to warrant expiration	5.2 - 5.6 years	5.3 years	5.3 years
Risk-free-rate	3.39% - 4.17%	4.50%	3.91%
Dividend yield	0%	0%	0%
Stock price	$10.13 - $10.39	$10.46	$10.05

(a)	Represents the range of inputs utilized on the respective dates of the initial valuations of the various convertible note draws and extinguishment during the nine months ended September 30, 2023.

The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	27,611

Fair value as of March 31, 2022	$1,266,600

Change in fair value of Promissory Notes	(5,400)

Fair value as of June 30, 2022	$1,261,200

Change in fair value of Promissory Notes	(1,200)

Fair value as of September 30, 2022	$1,260,000

Change in fair value of Promissory Notes	149,730

Fair value as of December 31, 2022	$1,409,730

Principal amount of Promissory Notes amended on March 29, 2023	726,370
Initial measurement of fair value of Promissory Notes upon extinguishment of debt	(42,205)
Change in fair value of Promissory Notes	3,120

Fair value as of March 31, 2023	$2,097,015

Proceeds received through Convertible Promissory Notes on May 12, 2023 and June 28, 2023	445,000
Initial measurement of fair value of Promissory Notes	(186,194)
Change in fair value of Promissory Notes	(798,412)

Fair value as of June 30, 2023	$1,557,409

Proceeds received through Convertible Promissory Notes on August 30, 2023	635,000
Initial measurement of fair value of Promissory Notes	(304,801)
Change in fair value of Promissory Notes	757,488

Fair value as of September 30, 2023	$2,645,096

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended September 30, 2023 and 2022.
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
On October 13, 2023 and November 6, 2023, the Company filed
amendments
to the Proxy Statement for the purpose of addressing SEC Staff comments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Flame Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Flame Acquisition Sponsor LLC, and references to our “founders” refer collectively to the Sponsor, FL Co-Investment LLC (“FL Co-Investment”) and Intrepid Financial Partners, L.L.C. (“Intrepid Financial Partners”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On November 10, 2022, we filed a preliminary proxy statement relating to the Business Combination (as amended, the “Proxy Statement”), which included a recommendation of the Board to the Company’s stockholders that they approve the proposals included in the Proxy Statement. For more information on the Business Combination and the transactions contemplated thereby, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on November 2, 2022 and the Company’s preliminary proxy statement on Schedule 14A filed with the SEC on November 10, 2022 (as amended from time to time, including on December 23, 2022, January 27, 2023, September 14, 2023, October 13, 2023, and November 6, 2023).

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

On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Extension”) from March 1, 2023, to September 1, 2023 (the “Extended Date”). In connection with the Extension, stockholders holding 20,317,255 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our then issued and outstanding Class A common stock. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

On February 27, 2023, in connection with the Extension, we filed an amendment (the “Extension Amendment”) to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extended the date by which we must consummate our initial business combination from March 1, 2023 to September 1, 2023.

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

On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL Co-Investment, Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Initial Public Offering (“IPO”). After the Class B Conversion, no shares of Class B common stock remained outstanding.

On August 29, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve a proposal (the “Second Extension Amendment Proposal”) to amend the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Second Extension”) from September 1, 2023, to March 1, 2024 (the “Second Extension Amendment”). In connection with the Second Extension, stockholders holding 2,328,063 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 27.61% of our then issued and outstanding Class A common stock. As a result, $24,008,096 (approximately $10.31 per share) was removed from the Trust Account to pay such redeeming holders on August 31, 2023.

On August 29, 2023, in connection with the Second Extension, we filed the Second Extension Amendment to the Company’s amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. The Second Extension Amendment extends the date by which we must consummate our initial business combination from September 1, 2023 to March 1, 2024.

Results of Operations

Our entire activity since inception through September 30, 2023 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (see Note 1). We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities and promissory notes. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $10,473,375, which consisted of interest income on our amounts held in the Trust Account of $699,906, an increase in the fair value of the previously issued promissory notes of $757,488, an increase in the fair value of warrants of $9,271,875 (due to a corresponding increase in the market price of the warrants), operating costs of $996,938, and income tax expense of $146,980.

For the three months ended September 30, 2022, we had a net loss of $191,750, which consisted of interest income on our amounts held in the Trust Account of $1,245,964, a decrease in the fair value of the previously issued promissory notes of $1,200 and a decrease in the fair value of warrants of $372,750, offset by operating costs of $1,281,508 and income tax expense of $530,156.

For the nine months ended September 30, 2023, we had a net loss of $3,397,274, which consisted of interest income on our amounts held in the Trust Account of $3,840,682, a decrease in the fair value of the previously issued promissory notes of $37,804, an increase in the fair value of warrants of $3,004,875, operating costs of $3,485,342, and income tax expense of $785,543.

For the nine months ended September 30, 2022, we had a net income of $9,054,942, which consisted of interest income on our amounts held in the Trust Account of $1,615,323, an increase in the fair value of the previously issued promissory notes of $21,011, and a decrease in the fair value of warrants of $10,003,125 (due to a corresponding decrease in the market price of the warrants), partially offset by operating costs of $2,012,339, income tax expense of $530,156, and an increase in the fair value of the previously issue promissory notes of $21,011.

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

If the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination and will need to raise additional capital through loans from the Sponsor, its officers and/or directors, or third parties. Except as contemplated by the terms of the Working Capital Loans (as defined in Note 5 to the financial statements), neither the Sponsor nor the Company’s officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As of September 30, 2023, we had $709,450 in cash and a working capital deficit of approximately $12,065,413. We are also subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete our initial business combination by March 1, 2024. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. During the nine months ended September 30, 2023, the Company withdrew $490,151 for payment of taxes, leaving $816,118 available for withdrawal from the Trust Account as of September 30, 2023. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Note 1. In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we determined that our plans to raise capital and to consummate our initial business combination by March 1, 2024 may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $709,450. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from the Sponsor, FL Co-Investment and Intrepid Financial Partners.

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

Upon the closing of our initial public offering and the private placement, $287,500,000 of the net proceeds of the sale of the Units in our initial public offering and the sale of private placement warrants in the private placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account will not be released until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we do not complete our initial business combination by March 1, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our initial business combination by March 1, 2024, subject to applicable law. On February 21, 2023, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the investments in U.S. government securities or money market funds held in the Trust Account were liquidated to thereafter be held in cash (which may include an interest-bearing demand deposit account at a national bank) until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

If we are unable to complete our initial business combination by March 1, 2024, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period, or by the applicable deadline as may be extended.

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

On March 1, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of September 30, 2023, we have borrowed $365,000 under the First Working Capital Loan.

On December 27, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of September 30, 2023, we have borrowed $800,000 under the Second Working Capital Loan.

On March 29, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of September 30, 2023, we have borrowed $335,000 under the Third Working Capital Loan. The Sponsor assigned $111,667 of the Third Working Capital Loan to each of our Executive Vice President and Chief Financial Officer, Gregory Patrinely, and President Caldwell Flores, and $111,666 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner.

On September 30, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $170,000 to cover additional expenses related to our search for the initial business combination (the “Q3 2022 Promissory Note”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of September 30, 2023, we have borrowed $170,000 under the Q3 2022 Promissory Note.

On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $200,000 under the Q4 2022 Promissory Note.

On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000. The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $535,000 under the Q1 2023 Promissory Note.

On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $395,000 under the First Q2 2023 Promissory Note. Also on May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $355,000. The Second Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $355,000 under the Second Q2 2023 Promissory Note.

On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Third Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $100,000 under the Third Q2 2023 Promissory Note. Also on June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $50,000 under the Fourth Q2 2023 Promissory Note.

On August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $635,000. The First Q3 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $635,000 under the First Q3 2023 Promissory Note. Also on August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $495,000. The Second Q3 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of September 30, 2023, we have borrowed $495,000 under the Second Q3 2023 Promissory Note.

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

The following table presents the balances of the Working Capital Loans (at principal value) as of September 30, 2023. The Working Capital Loans are recorded at their respective fair value on each balance sheet date (see Note 5 and Note 9 to the financial statements for further discussion). If we complete the initial business combination, all such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

Amount
Working Capital Loans
First Working Capital loan	$365,000
Second Working Capital loan	800,000
Third Working Capital loan	335,000
Q3 2022 Promissory Note	170,000
Q4 2022 Promissory Note	200,000
Q1 2023 Promissory Note	356,370
First Q2 2023 Promissory Note	395,000
Fourth Q2 2023 Promissory Note	50,000
First Q3 2023 Promissory Note	635,000

Total convertible notes	$3,306,370

The following table presents the balances of the Promissory Note Loans (at principal value) as of September 30, 2023. None of the Promissory Note Loans are convertible into warrants.

Promissory Note Loans
Q1 2023 Promissory Note	$178,630
Second Q2 2023 Promissory Note	355,000
Third Q2 2023 Promissory Note	100,000
Second Q3 2023 Promissory Note	495,000

Total promissory notes to related parties	$1,128,630

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of the Company’s financial statements for certain prior periods. In light of this, we performed additional analysis as deemed necessary to ensure that the accompanying condensed financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1(1)	Promissory Note, dated August 30, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

10.2(1)	Promissory Note, dated August 30, 2023, issued by Flame Acquisition Corp to Flame Acquisition Sponsor LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 31, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAME ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)