Form 10-K
period 2023-12-31
Sable Offshore Corp.
filed 2024-03-28
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40111

SABLE OFFSHORE CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3514078
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

845 Texas Avenue, Suite 2900, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(713) 579-6106
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	SOC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SOC.WS	The New York Stock Exchange
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
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates
was approximately $67,664,326.
At March 2
7
, 2024, there were 60,166,269 shares of common stock, $0.0001 par value issued and outstanding.

BASIS OF PRESENTATION

Sable Offshore Corp. (“Sable”) (formerly known as Flame Acquisition Corp. or “Flame”) was a blank check company originally incorporated on October 16, 2020 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities. On March 1, 2021, Flame consummated an initial public offering (the “Flame IPO”), after which its securities began trading on the New York Stock Exchange (“NYSE”). On November 2, 2022, Flame entered into that certain Agreement and Plan of Merger (the “Merger Agreement”), dated November 2, 2022 (as amended on December 22, 2022 and June 30, 2023), by and among Flame, Sable Offshore Holdings LLC, a Delaware limited liability company (“Holdco”), and Sable Offshore Corp., a Texas corporation and a wholly owned subsidiary of Holdco (“Legacy Sable”).

Legacy Sable entered into a Purchase and Sale Agreement (the “Sable-EM Purchase Agreement”) on November 1, 2022 (as amended on June 13, 2023 and December 15, 2023) with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which Legacy Sable agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, the “SYU Assets”).

On February 14, 2024 (the “Closing Date”), Sable consummated the mergers and related transactions contemplated by the Merger Agreement (the “Business Combination”), following which Flame was renamed “Sable Offshore Corp.” Pursuant to the terms and subject to the conditions set forth in the Sable-EM Purchase Agreement, the transactions contemplated by the Sable-EM Purchase Agreement were also consummated on February 14, 2024, immediately after the Closing, as a result of which Sable purchased the SYU Assets, effective as of January 1, 2022. On February 15, 2024, Sable’s shares of Common Stock, par value $0.0001 per share (“Common Stock”) and warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on NYSE under the symbols, “SOC” and “SOC.WS,” respectively.

Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we, “us,” or “our” are to Sable Offshore Corp, a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, (iii) the “Pipelines” are to Pipeline Segments 901/903 and the other “901/903 Assets” (as defined in the Sable-EM Purchase Agreement) and (iv) “SYU” are to the SYU Assets and the Pipelines; provided that the combined financial statements of SYU do not include the Pipelines.

Unless otherwise indicated, the historical financial information included in this Annual Report on Form 10-K (the “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are that of Flame prior to the consummation of the Business Combination. The audited consolidated financial statements of SYU as of and for the year ended December 31, 2023 will be included in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2024.

Certain monetary amounts, percentages and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to maintain the listing of our Common Stock and Public Warrants on the NYSE;

•	our ability to recommence production of the SYU Assets and the cost and time required therefor, and production levels once recommenced;

•	our financial performance;

•	our ability to satisfy future cash obligations;

•	restrictions in existing or future debt agreements or structured or other financing arrangements;

•

commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, processing volumes and pipeline throughput;

•

uncertainties related to new technologies, geographical concentration of operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes and regulatory risks;

•	the uncertainty inherent in estimating oil and natural gas resources and in projecting future rates of production;

•	reductions in cash flow and lack of access to capital;

•	the timing of development expenditures, managing growth and integration of acquisitions, and failure to realize expected value creation from acquisitions;

•

the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers and compete within our industry;

•	our success in retaining or recruiting, or changes required in, our officers, directors or other key personnel;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;

•	developments relating to our competitors and our industry;

•	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;

•	litigation, complaints and/or adverse publicity;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	our ability to comply with laws and regulations applicable to our business;

•	changes in applicable laws or regulations; or

•	other risks and uncertainties described in this annual report, including those under the section titled “Risk Factors.”

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

References in this section to “we,” “our” and “us” generally refer to Legacy Sable prior to the Business Combination and Sable after the Business Combination.

Overview

Beginning in 1968 and over the course of 14 years, EM consolidated more than a dozen offshore federal oil leases and organized them into a streamlined production unit known as SYU. SYU consists of three offshore platforms and a wholly owned onshore processing facility located along the Gaviota Coast at Las Flores Canyon in Santa Barbara County, California. SYU’s onshore facilities and the three offshore platforms remained in continuous operation until 2015. In May 2015, a Plains Pipeline that transported produced oil from SYU experienced a leak, as further described below under “—Pipeline 901 Incident.” The SYU platforms and facilities suspended production after the Line 901 incident, the SYU Assets were shut in and the facilities were placed in a safe state. The facilities are not currently producing oil and gas; however, all equipment remains in place in an operation-ready state, requiring ongoing inspections, maintenance and surveillance. As part of these suspension efforts, all SYU equipment was drained, flushed and purged in 2016. All hydrocarbon pipelines within SYU have been placed in a safe state and remain under regular monitoring. In 2020, Plains entered into a Consent Decree, described further below under “—Pipeline 901 Incident,” that provides a path for a potential restart of Lines 901 and 903.

Assets

SYU is comprised of three platforms located in federal waters offshore California and its onshore processing facility.

The offshore position is comprised of 16 federal leases across approximately 76,000 acres and includes 100% working interest with an average 83.6% net revenue interest. The Hondo platform and the Harmony platform develop the Hondo Field, and the Heritage platform develops the Pescado and Sacate Fields. The platforms are located 5 to 9 miles offshore of Santa Barbara County in shallow water depths of 900 to 1,200 feet and service 112 wells, comprised of 90 producers, 12 injectors and 10 idle with an additional 102 identified, undrilled opportunities. A 2015 analysis identified step-out potential for untested fault compartments or sub-accumulations and indicated a potential technical opportunity for up to an additional 102 identified, undrilled opportunities based on spacing assumptions ranging from 20 to 80 acres. For each platform, more opportunities exist than there are available donor wellbores based on current spacing assumptions (i.e., each platform is slot-constrained).

The wholly owned onshore processing facility is a fully integrated oil and gas processing facility with additional capacity for development. The natural gas and NGLs it processed prior to the Line 901 incident were sold into the Southern California markets and the oil volumes were sold to California refineries. The onshore position is approximately 1,480 surface acres, which include the processing facility and parts of the surrounding canyons. The onshore facilities occupy approximately 35 acres and are comprised of:

•	an oil treating plant with capacity of approximately 180 MBop/d where it conducts crude dehydration, crude stabilization, and gas separation and compression;

•	a biologic/physical water treating plant with capacity of more than 67 MBwp/d where it conducts free oil removal, degassing, and biological treatment;

•	POPCO gas plant with approximately 80 Mcf/d sales capacity where it conducts gas sweetening, sulfur recovery, NGL fractionation, and gas compression;

•	another gas processing plant where it conducts gas sweetening, sulfur recovery, and NGL fractionation, and sends fuel gas to the co-generation power plant;

•	an almost entirely electric co-generation power plant with a capacity of 50 MW, including a 40 MW gas turbine, a 10 MW steam turbine, and steam generation;

•	crude storage capacity of 540 MBbls;

•	a produced water pipeline, which is partially offshore;

•	liquified petroleum gas storage and loading; and

•	a transportation terminal.

In addition to SYU, Sable also acquired in the Business Combination the Pipelines, which were owned and operated by Plains and were recently acquired by EM. The Pipelines were used to deliver oil to local refinery markets. Following the crude oil release described further below, Plains indicated it shut down the pipeline, initiated its emergency response plan, and the Pipelines were subsequently emptied and placed in a safe state.

Line 901 is a 24-inch, approximately 10.8 mile long crude oil pipeline that extends from the Los Flores Station on the California Coast to the Gaviota Pump Station in Santa Barbara County, California. Line 903 is a 30-inch, approximately 113 mile long crude oil pipeline that extends from the Gaviota Pump Station in Santa Barbara County, California to the 30-inch pig receiver located in Pentland Station in Kern County, California with an intermediate station at Sisquoc mile post 38.5 in San Louis Obispo, California.

SYU Production History

Between 1981 and 2014, SYU produced over 671 MMBoe of oil and gas. An average of 27 MMcf of natural gas and 29 MBbls of oil and condensate was produced per day (gross) in 2014, the last full year when the assets were online. After the Line 901 incident, the SYU platforms and facilities suspended production, the SYU Assets were shut in and the facilities were placed in a safe state as described below under “ —Pipeline 901 Incident.”

SYU Contingent Resources

The estimated quantities of petroleum contained in the SYU Assets are classified as “contingent resources” as of December 31, 2023 rather than “reserves” because they are subject to numerous contingencies. There is no assurance that any of the petroleum contained in the SYU Assets will ever be recovered or reclassified as “reserves.”

The resources are contingent upon (1) approval from federal, state and local regulators to restart production, (2) reestablishment of oil transportation systems to deliver production to market and (3) commitment to restart the wells and facilities. Some or all of the contingent resources maybe reclassified as “reserves” if all of the contingencies are successfully resolved but there is no assurance that the contingencies will be resolved or resolved in a timely manner or that any of the petroleum in the SYU Assets will be recovered.

As a result of the contingencies noted above, none of the estimated petroleum quantities attributed to the SYU Assets as of December 31, 2023 meet the requirements for disclosure as reserves pursuant to the guidelines published by the SEC in Rule 4-10(a) of Regulation S-X.

Pipeline 901 Incident

In May 2015, Plains All American Pipeline, L.P. (“Plains”) experienced a crude oil release from the Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California (the “Line 901 incident”). According to Plains, a portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, Plains indicates that it shut down the pipeline and initiated its emergency response plan. A Unified Command, which included the U.S. Coast Guard, the EPA, the State of California Department of Fish and Wildlife (“CDFW”), the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, and the Unified Command has been dissolved. Plains’ estimate of the amount of oil spilled, based on relevant facts, data and information, and as set forth in the Consent Decree described below, is approximately 2,934 barrels; of this amount, Plains estimated that 598 barrels reached the Pacific Ocean.

Several governmental agencies and regulators initiated investigations into the Line 901 incident, various claims were made against Plains and a number of lawsuits were filed against Plains, the majority of which Plains indicates have been resolved.

Following the Line 901 incident, Plains entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”). Additionally, various government agencies sought to collect civil fines and penalties from Plains under applicable state and federal regulations. On March 13, 2020, Plains entered into a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”) with the U.S. Department of Justice, Environmental and Natural Resources Division, the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration, the EPA, CDFW, the

California Department of Parks and Recreation, the California State Lands Commission, the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California. The Consent Decree was approved and entered by the Federal District Court for the Central District of California on October 14, 2020. The Consent Decree resolved all regulatory claims related to the incident and Plains was required to pay various civil penalties and compensation related to the Line 901 incident. The Consent Decree also contains requirements for potentially restarting Line 901 and the Sisquoc to Pentland portion of Line 903.

On October 13, 2022, Plains sold Line 901 and the Sisquoc to Pentland portion of Line 903 to PPC. As required by the terms of the Consent Decree, PPC assumed responsibility for compliance with the Consent Decree as it relates to the future ownership and operation of Line 901 and the Sisquoc to Pentland portion of Line 903.

The EM-Plains Purchase Agreement requires Plains to indemnify EM against certain liabilities directly arising out of or directly relating to the oil spilled from Line 901 and the subsequent clean up and remediation. The Sable-EM Purchase Agreement requires EM to indemnify Sable against certain liabilities associated with the Line 901 incident prior to January 1, 2022 and for a period of two years following the closing under the Sable-EM Purchase Agreement.

We consider the following to be material, albeit achievable requirements to restarting Line 901 and Line 903: (1) satisfaction of all California Assembly Bill 864 (“AB-864”) provisions requiring pipelines be equipped with the Coastal Best Available Technology (“CBAT”) that provides the greatest degree of protection by limiting the quantity of release in the event of an oil spill, (2) submission to Santa Barbara County of a transition plan demonstrating we have adequate training and a good working knowledge of any and all county compliance plans, (3) approval of zoning clearance applications, if necessary, by Santa Barbara, San Luis Obispo and Kern Counties, and (4) approval from the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal (the “OSFM”) of a restart plan for Lines 901 and 903 (application for which is to be submitted at least 60 days prior to restart).

The parties continue to progress the processing and receipt of the above material regulatory actions in order to meet a production restart schedule of the third quarter of 2024:

1.

AB-864 CBAT Requirement: On July 13, 2022, OSFM accepted the AB-864 Risk Analysis and Initial and Supplemental Implementation Plans. The parties also are exploring alternative CBAT (such as added pipeline internal and external inspections, additional spill containment, enhanced leak detection, and alternatives to existing corrosion protection/monitoring, such as polymer-based liners that are corrosion-free) to satisfy AB-864 requirements given Santa Barbara County’s failure to approve zoning permits for the installation of safety valves as further set forth below. After closing of the Business Combination, PPC withdrew the prior management’s alternate AB-864 Risk Analysis and Initial Implementation Plan filed in November of 2023 and PPC, under new Sable management, will be filing a new, enhanced alternate AB-864 Risk Analysis and Initial Implementation Plan by the end of April 2024 for OSFM consideration and approval. Sable believes the new, enhanced approach and plan will greatly increase PPC’s abilities to satisfy the AB 864 requirements and will continue to work diligently with OSFM officials and staff to accomplish the same. The Business Combination is not expected to have any impact on PPC’s satisfaction of AB-864 requirements.

2.	Submission of Transition Plan: Sable submitted its transition plan to Santa Barbara County on March 14, 2024 and is awaiting feedback.

3.

Approval of Zoning Applications: On September 16, 2021 San Luis Obispo County approved the zoning clearance for San Luis Obispo County. On July 12, 2022 Kern County approved the zoning clearance for Kern County. Santa Barbara County approved zoning applications on August 22, 2022, which were appealed on September 1, 2022. On April 26, 2023, the Santa Barbara County Planning Commission voted in favor of appellants’ complaints and denied the zoning applications. PPC appealed the Planning Commission’s denial to the Santa Barbara County Board of Supervisors on May 8, 2023. On August 22, 2023, the Santa Barbara County Board of Supervisors deadlocked in a vote on the appeal, resulting in no action taken on nor prejudice to the application. As noted above, PPC will submit to OSFM an enhanced alternative CBAT implementation plan that will not require Santa Barbara County zoning approval. Should the alternative CBAT implementation plan be accepted by the OSFM for the segment of the pipelines located in Santa Barbara County, no further zoning approvals will be required to restart Line 901 and Line 903.

4.

OSFM Restart Plan Approval: The Consent Decree (“CD”) prescribes what must be submitted to restart the Pipelines, including the state waiver application for the existing cathodic protection system (which comprises in part the “Restart Plan”). The CD also includes the AB-864 risk assessment and mitigation (i.e., additional isolation valves or other CBAT). Waivers have been prepared and submitted by PPC to OSFM for approval and will be included as part of the restart plan to be submitted at least sixty days prior to restart of production.

Given our current progress on these requirements, we believe that these requirements will not inhibit our ability to restart the onshore and offshore facilities consistent with our timeline of restarting production during the third quarter of 2024.

Operations

General

Sable is the owner of the SYU Assets and the Pipelines. Prior to consummation of the Business Combination, EM was the owner and operator of the SYU Assets and Plains was the owner and operator of the Pipelines. EM acquired the Pipelines from Plains on October 13, 2022 pursuant to the EM-Plains Purchase Agreement. In connection with the Business Combination, a substantial portion of the existing employees of SYU have continued in their same capacity with Sable. The offshore platforms have permanent drilling systems in place.

Title to Properties

The interests in the properties on which the SYU Assets and the Pipelines are located and their operations are conducted derive from ownership, leases, easements, rights-of-way, permits, or licenses from landowners or governmental authorities, permitting the use of such real property for their operations. EM did not make rental payments for use of a right-of-way easement for the Pipelines and there is some risk the government could allege the easement has lapsed, as further described under “Risk Factors- We do not own all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. There are disputes with respect to certain of the rights-of-way or other interests and any unfavorable outcomes of such disputes could require us to incur additional costs.” Aside from the foregoing, the owners of the SYU Assets and the Pipelines believe they have satisfactory title or other rights to all such properties in accordance with industry standards, and Sable conducted thorough diligence and title investigations in advance of the Business Combination. Individual properties may be subject to burdens that do not materially interfere with the use or affect the value of the properties. Burdens on properties may include customary royalty interests, liens incident to operating agreements and for current taxes, obligations or duties under applicable laws, development obligations under natural gas leases, or net profits interests.

Delivery Commitments

Sable has no commitments to deliver a fixed and determinable quantity of its oil or natural gas production in the near future under any existing sales contracts.

Derivative Activities

Sable is not currently party to any commodity derivative contracts but as the restart of production approaches Sable may enter into commodity derivative contracts with unaffiliated third parties to achieve more predictable cash flows and to reduce exposure to fluctuations in oil and natural gas prices. Sable may enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering a specified percentage or range of its estimated production over a one-to-three-year period at any given point of time. It may, however, hedge more or less than this approximate amount from time to time.

Sable is not currently party to any interest rate swaps and substantially all of Sable’s indebtedness from the Business Combination consists of fixed-rate indebtedness. However, if Sable incurs variable rate indebtedness in the future it may periodically enter into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates.

Sable will only enter into derivative contracts with creditworthy counterparties (generally, financial institutions) deemed by management as competent and competitive market makers. Those counterparties may include existing or future lenders or their affiliates. Sable will continue to evaluate the benefit of employing derivatives in the future. Pursuant to the Term Loan Agreement (as defined below), Sable has agreed not enter into any derivative contracts until after the term loan is refinanced in full.

Competition

Sable operates in a highly competitive environment for securing trained personnel, contracting for drilling equipment, and from time to time leasing or otherwise acquiring new acreage. Many of its competitors possess and employ financial, technical and personnel resources substantially greater than Sable’s, which can be particularly important in the areas in which it operates. As a result, SYU’s competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than its financial or personnel resources permit. Sable’s ability to acquire additional properties and to find and develop reserves and resources will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry and many of its competitors have access to capital at a lower cost than that available to SYU or Sable.

Seasonality

Sable’s offshore operations can be impacted by inclement weather from time to time. The price Sable receives for natural gas production is typically impacted by seasonal fluctuations in demand for natural gas. The demand for natural gas typically peaks during the coldest months and tapers off during the milder months, with a slight increase during the summer to meet the demands of electric generators. The weather during any particular season can affect this cyclical demand for natural gas. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. Recently there has been elevated global demand for natural gas due to shortages exacerbated by geopolitical issues and conflicts but there is no assurance that demand will remain elevated.

Insurance

In accordance with customary industry practice, Sable will maintain insurance against many, but not all, potential losses or liabilities arising from its operations and at costs that it believes to be economic. Sable will regularly review its risks of loss and the cost and availability of insurance and revise its insurance accordingly. Its insurance will not cover every potential risk associated with its operations, including the potential loss of significant revenues. Sable can provide no assurance that its coverage will adequately protect it against liability from all potential consequences, damages and losses. Prior to or upon the restart of production Sable expects to have insurance policies including the following:

Commercial General Liability;	Oil Pollution Act Liability;

Primary Umbrella / Excess Liability;	Pollution Legal Liability;

Property;	Charterer’s Legal Liability;

Workers’ Compensation;	Non-Owned Aircraft Liability;

Employer’s Liability;	Automobile Liability;

Maritime Employer’s Liability;	Directors & Officers Liability;

U.S. Longshore and Harbor Workers’;	Employment Practices Liability;

Energy Package/Control of Well;	Crime;

Loss of Production Income;	Fiduciary Liability; and Cybersecurity.

Sable monitors regulatory changes and comments and considers their impact on the insurance market, along with SYU’s overall risk profile. As necessary, Sable expects to adjust its risk and insurance program to provide protection at a level it considers appropriate while weighing the cost of insurance against the potential and magnitude of disruption to its operations and cash flows. Changes in laws and regulations could lead to changes in underwriting standards, limitations on scope and amount of coverage, and higher premiums, including possible increases in liability caps for claims of damages from oil spills.

Potential Opportunities for Carbon Sequestration

Sable may pursue new opportunities on the Outer Continental Shelf for long-term sequestration of carbon dioxide that would otherwise go into the atmosphere. The 2021 Infrastructure Investment and Jobs Act gives the Secretary of the Interior new authority to allow the long-term sequestration of carbon dioxide on the OCS and directs the Secretary to promulgate regulations to implement the authority. As the regulatory program is developed over time, Sable intends to evaluate the potential to leverage its infrastructure for carbon sequestration in light of the new program and applicable local, state, and federal permitting requirements.

Environmental, Occupational Safety and Health Matters and Regulations

General

SYU’s oil and natural gas development and production operations are subject to stringent and complex federal, state and local laws and regulations governing the release or discharge of materials into the environment, health and safety aspects of its operations, or otherwise relating to protection of the environment and natural resources. These laws and regulations impose numerous obligations applicable to its operations, as well as future plug and abandonment and decommissioning activities, including the issuance of certain permits before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released or discharged into or through the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected or preserved areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution and natural resources damages potentially resulting from its operations. Numerous governmental authorities, such as the EPA, PHMSA, OSFM, CalGEM and the California State Lands Commission, and other governmental agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, injunctive relief, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and in some instances, the issuance of orders limiting or prohibiting some or all of its operations. We may also experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to restart or replace the Pipelines, which may delay or interrupt SYU’s operations and limit its growth and revenue. In addition, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. SYU’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations. Changing perspectives within the Executive Branch of the U.S. federal government and environmental litigation involving the validity of certain regulatory requirements associated with exploration, development and decommissioning may materially impact our compliance costs. Consequently, SYU’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations.

Under certain environmental laws that impose strict as well as joint and several liability, SYU may be required to remediate contaminated properties currently or formerly owned or operated by it or facilities of third parties that received waste generated by its operations, regardless of whether such contamination resulted from its conduct or the conduct of others that was in compliance with all applicable laws at the time of such conduct. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of its operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent new or more stringent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, SYU’s business, prospects, financial condition or results of operations could be materially adversely affected.

The following is a summary of the more significant existing environmental, occupational safety and health laws and regulations to which SYU’s business operations are subject and for which compliance may have a material adverse impact on its capital expenditures, results of operations or financial position.

Offshore Operations

Our oil and gas operations associated with SYU are conducted on offshore leases in federal waters and those operations are regulated by agencies such as the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), which have broad authority to regulate oil and gas operations associated with SYU.

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, and National Environmental Policy Act (“NEPA”) analysis and environmental review. Lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the lease obligations will be met. In June 2023, BOEM published a proposed rule that, if adopted, would substantially revise the financial assurance requirements applicable to offshore oil and gas operations by requiring certain oil, gas, and sulfur lessees; right-of-use and easement grant holders; and pipeline right-of-way grant holders to obtain supplemental financial assurance for decommissioning activities on Outer Continental Shelf (“OCS”) leases, rights-of-way and rights-of-use and easements. It is unclear whether the rule will be finalized.

BSEE is responsible for safety and environmental oversight of offshore oil and gas operations. Its functions include the development and enforcement of safety and environmental regulations, permitting offshore exploration, development and production, inspections, offshore regulatory programs, oil spill response and training and environmental compliance programs. BSEE regulations require offshore production facilities and pipelines located on the OCS to meet stringent engineering and construction specifications, and BSEE has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of these facilities and pipelines, including regulations to safeguard against or respond to well blowouts and other catastrophes. BSEE regulations also restrict the flaring or venting of natural gas, prohibit the flaring of liquid hydrocarbons and govern the plugging and abandonment of wells located offshore and the installation and removal of all fixed drilling and production facilities. In April 2023, BSEE issued a final rule clarifying and providing transparency to the process by which BSEE will enforce decommissioning obligations on existing lessees and rights-of-use and easement grant holders. BSEE’s final rule adopted new timeframes for predecessors to respond to a decommissioning order to perform accrued decommissioning obligations, and clarified that right-of-use and easement grant holders also accrue decommissioning obligations.

BOEM and BSEE have adopted regulations providing for enforcement actions, including civil penalties and lease forfeiture or cancellation for failure to comply with regulatory requirements for offshore operations. If we fail to pay royalties or comply with safety and environmental regulations, BOEM and BSEE may take action that seeks the curtailment, suspension, or termination of SYU’s operations and we may be subject to civil or criminal liability.

Additionally, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental, legal or other reasons (or other actions taken by BOEM or BSEE) could adversely affect SYU’s offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations. Also, in addition to permits and approvals required by BOEM and BSEE, approvals and permits may be required from other agencies for the oil and gas operations associated with SYU’s properties, such as the U.S. Coast Guard, the EPA, U.S. Department of Transportation, U.S. Army Corps of Engineers and state and local authorities.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also referred to as the Superfund law and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain potentially responsible parties. These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release or disposal of hazardous substances and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, SYU may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of its ordinary operations and as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Also, comparable state statutes may not contain a similar exemption for petroleum, and it is also not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In addition, SYU may have liability for releases of hazardous substances at its properties by prior owners or operators or other third parties.

The Oil Pollution Act is the primary federal law imposing oil spill liability. The Oil Pollution Act contains numerous requirements relating to the prevention of, and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the Oil Pollution Act, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The Oil Pollution Act establishes a liability limit for onshore facilities, but these liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a cleanup. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the California Department of Fish and Wildlife’s Office of Oil Spill Prevention and Response has adopted oil-spill prevention regulations that overlap with federal regulations.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible that these wastes, which could include wastes expected to be generated during SYU’s operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA entered into a consent decree requiring it to review its regulation of oil and gas waste. In April 2019, the EPA determined that revisions to the RCRA regulations were not required, concluding that any adverse effects related to oil and gas waste are more appropriately and readily addressed within the framework of existing state regulatory programs. However, any such changes to state programs could result in an increase in SYU’s costs to manage and dispose of oil and gas waste, which could have a material adverse effect on its maintenance capital expenditures and operating expenses.

It is possible that SYU’s oil and natural gas operations may require it to manage naturally occurring radioactive materials (“NORM”). NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes into contact with crude oil and natural gas production and processing streams. Some states have enacted regulations governing the handling, treatment, storage and disposal of NORM.

Administrative, civil and criminal penalties can be imposed for failure to comply with hazardous substance and waste handling requirements. For ownership and operation of the idled SYU and Pipelines, we believe that we are in substantial compliance with the requirements of CERCLA, Oil Pollution Act, RCRA and other applicable federal and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations required under such laws and regulations. Although SYU believes that the costs of managing its hazardous substances and wastes as they are presently classified are reflected in its budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase its costs to manage and dispose of such wastes.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act and analogous state laws, impose restrictions and strict controls with respect to the discharge of pollutants, including oil and hazardous substances, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. In May 2023, the Supreme Court issued an opinion in Sackett v. EPA that limited the jurisdiction of the U.S. Army Corps of Engineers to wetlands with a continuous surface connection to a permanent body of water connected to traditional navigable waters, such as streams, oceans, rivers, and lakes. To the extent a new rule or further litigation expands the scope of the Clean Water Act’s jurisdiction or impacts available agency resources, we could face increased costs and/or delays with respect to obtaining permits for dredge and fill activities in wetland areas.

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with the treatment of storm water or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of SYU’s facilities. Some states also maintain groundwater protection programs that require permits or specify other requirements for discharges or operations that may impact groundwater conditions. These same regulatory programs may also limit the total volume of water that can be discharged, hence limiting the rate of development and requiring us to incur compliance costs. Additionally, we are required to develop and implement spill prevention, control and countermeasure plans, in connection with on-site storage of significant quantities of oil.

These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Additionally, obtaining permits has the potential to delay the development of natural gas and oil projects. For ownership and operation of the idled SYU and Pipelines, we believe that we maintain all required discharge permits necessary to conduct our operations and that we are in substantial compliance with their terms.

In addition, in some instances the operation of underground injection wells for the disposal of wastewater has been alleged to cause earthquakes. For example, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommended strategies for managing and minimizing the potential for significant injection-induced seismic events. Any future orders or regulations addressing concerns about seismic activity from well injection could affect or curtail SYU’s operations.

Air Emissions

The federal Clean Air Act, as amended (“CAA”), and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and the imposition of other requirements. The SYU properties and associated facilities are also subject to regulation by state and local authorities. Federal and state laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.

The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits. In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (“CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA did not address the 2020 Technical Rule.

Further, on November 15, 2021, the EPA issued a proposed rule intended to reduce methane emissions from oil and gas sources. The proposed rule would make the existing regulations in Subpart OOOOa more stringent and create a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the proposed rule would establish “Emissions Guidelines,” creating a Subpart OOOOc that would require states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. On December 6, 2022, the EPA issued a supplemental proposed rule to reduce methane emissions from oil and natural gas operations. The supplemental proposed rule added proposed requirements for additional sources not covered by the November 2021 proposed rule and provided additional detail to assist states in developing their compliance plans. The EPA announced that it had finalized the rule on December 2, 2023. While the final version of the rule has not yet been published in the Federal Register, as currently written the final rule would subject new, modified, and reconstructed oil and gas sources to emissions reduction requirements and require states to develop the required plans on a modified timeline.

Similarly, in September 2018, the BLM issued a rule that relaxed or rescinded certain requirements of the agency’s 2016 Waste Prevention Rule, which aimed to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands, but both the 2016 rule and its 2018 rescission were invalidated in federal district court. Environmental groups appealed the invalidation of the 2016 rule to the U.S. Court of Appeals for the Tenth Circuit, which is stayed pending a review of the rule by BLM. As a result of these regulatory changes, the scope of any final methane regulations or the costs for complying with the federal methane regulations are uncertain. However, any future changes to the regulations governing methane emissions, and other air quality programs, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact SYU’s business.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). The Inflation Reduction Act amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the petroleum and natural gas production category. The methane emissions charge will start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the Inflation Reduction Act. The methane emissions charge may have the effect of increasing our capital expenditures to limit methane releases and increasing our costs to the extent we exceed the limits.

SYU may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing air emission related issues, which may have a material adverse effect on its operations. Obtaining permits also has the potential to delay the development of oil and natural gas projects and increase their costs of development, which costs could be significant. SYU believes that it is currently in substantial compliance with all air emissions regulations and that it holds all necessary and valid construction and operating permits for its current operations.

Regulation of “Greenhouse Gas” Emissions

In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. Although the agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, in September 2021,

President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (“COP26”), over 100 countries have joined the pledge.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant, economy-wide activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. However, on August 16, 2022, President Biden signed the Inflation Reduction Act into law, which imposes fees on methane emissions, beginning in calendar year 2024. In the absence of significant federal climate legislation, a number of states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHGs emission inventories and/or regional GHGs cap and trade programs.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, SYU’s equipment and operations could require it to incur costs to reduce emissions of GHGs or could adversely affect demand for the oil and natural gas it produces. For example, any GHG regulation could increase its costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring it to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; or utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. Such climate change regulatory and legislative initiatives could have a material adverse effect on SYU’s business, financial condition and results of operations.

While SYU is subject to certain federal GHG monitoring and reporting requirements, its operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact its business.

In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance or have caused other redressable injuries under federal and/or state common law. While SYU’s business is not a party to any such litigation, it could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact its business, financial condition and results of operations.

Moreover, any legislation or regulatory programs to reduce GHG emissions could increase the cost of consumption, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on SYU’s business, financial condition and results of operations. Incentives to conserve energy or use alternative energy sources as a means of addressing climate change could also reduce demand for the oil and natural gas we produce. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Finally, it should be noted that most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur in sufficient proximity to SYU’s facilities, they could have an adverse effect on SYU’s development and production operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands are subject to NEPA. NEPA requires federal agencies, including the U.S. Departments of the Interior and Agriculture, to evaluate major federal actions having the potential to significantly impact the human environment. In July 2020, the White House’s Council on Environmental Quality published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. The new regulations are subject to ongoing litigation, which has been stayed pending an ongoing review of the 2020 rule. On October 7, 2021, the Council on Environmental Quality published its Phase 1 rule, the first of two planned rules to roll back the 2020 rule. On July 28, 2023, the Council on Environmental Quality proposed its Phase 2 rule. If finalized, the Phase 2 rule could substantially alter how federal agencies carry out their responsibilities under NEPA by requiring agencies to consider climate change impacts and disproportionate impacts to communities with environmental justice concerns, among other things. All of SYU’s current and proposed development and production activities and plans on federal lands, including those in the Pacific Ocean, require governmental permits that are expected to be subject to the requirements of NEPA. This environmental review process has the potential to delay the development of oil and natural gas projects. Authorizations under NEPA also are subject to protest, appeal or litigation, which can delay or halt projects.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) and National Marine Fisheries Service (“NMFS”) issued three rules amending the implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitats. A coalition of states and environmental groups have challenged these rules and the litigation remains pending. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations and the amended regulations are subject to ongoing litigation. In June 2021, FWS and NMFS announced plans to begin rulemaking processes to rescind these rules. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. However, the Department of the Interior revoked the rule in October 2021 and issued an advanced notice of proposed rulemaking seeking comment on the Department of the Interior’s plan to develop regulations that authorize incidental take under certain prescribed conditions. Future implementation of the rules implementing the ESA and the MBTA are uncertain. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. The presence of protected species in areas where SYU operates could impair its ability to timely complete or carry out those operations, lose leaseholds if it is not permitted to timely commence drilling operations, cause it to incur increased costs arising from species protection measures, and consequently, adversely affect its results of operations and financial position.

Occupational Safety and Health

We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in SYU’s operations and that this information be provided to employees, state and local government authorities and citizens. Other OSHA standards regulate specific worker safety aspects of SYU’s operations. For example, under a new OSHA standard limiting respirable silica exposure, the oil and gas industry was required to implement engineering controls and work practices to limit exposures below the new limits by June 2021. Failure to comply with OSHA requirements can lead to the imposition of penalties. SYU believes that its operations are in substantial compliance with the OSHA requirements.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on SYU’s assets. For instance, the U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”), which regulates our hazardous liquid and natural gas pipelines and pipeline facilities, is reauthorized by Congress every four years by statute. When reauthorizing PHMSA’s authority to regulate natural gas and hazardous liquid pipelines and facilities, Congress often imposes mandates that require PHMSA to implement new regulatory requirements. Congress is currently drafting legislation for PHMSA’s reauthorization, which is scheduled to be completed by the end of 2024.

Numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases SYU’s cost of doing business and, consequently, affects its profitability, these burdens generally do not affect SYU any differently or to any greater or lesser extent than they affect other companies in the oil and natural gas industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress, and the development of regulations continues by the U.S. Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. SYU’s operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Drilling and Production

SYU’s operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations, including regulating one or more of the following:

•	the location of wells;

•	the method of drilling and casing wells;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	transportation of materials and equipment to and from the well sites and facilities;

•	transportation and disposal of produced fluids and natural gas; and

•	notice to surface owners and other third parties.

Sale and Transportation of Gas and Oil

At the federal level, PHMSA regulates hazardous liquid and natural gas pipelines and pipeline facilities, including associated storage, pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”), and the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”). Federal regulations implementing the HLPSA and NGPSA establish minimum safety standards for pipeline transportation applicable to owners or operators of pipeline facilities regarding the design, installation, inspection, emergency plans and procedures, testing, construction, extension, operation, replacement, and maintenance of pipeline facilities. Among other things, these regulations require pipeline operators to conduct extensive emergency incident response training for pipeline personnel, including spill response drills for hazardous liquids pipelines. These regulations also require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities.

As part of its authority, PHMSA regulates the safety of pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. Pipelines 901 and 903 are subject to regulation by PHMSA.

At the state level, our intrastate hazardous liquid and natural gas pipeline facilities are regulated by the California Public Utility Commission (“CPUC”) and OSFM. The CPUC has jurisdiction over the construction and operations of intrastate natural gas pipeline facilities in California and the rates, terms and conditions of service under which companies provide intrastate transportation of gas, oil and other liquids by pipeline. If the Pipelines engage in intrastate common carrier operations, the Pipelines will be subject to regulation by the CPUC and intrastate tariffs filed by us with the CPUC will be regulated under a cost-of-service methodology and established on the basis of revenues, expenses and any investments. A variety of factors can affect the rates of return permitted by the CPUC. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. The CPUC could limit our ability to increase our rates or could order us to reduce our rates and require the payment of refunds to shippers. The OSFM regulates the safety of intrastate hazardous liquid pipeline facilities in California. Both the CPUC and the OSFM are certified by PHMSA to regulate intrastate pipeline safety as certified state partners under the natural gas program and hazardous liquid program, respectively. Through this certification with PHMSA, they are required to adopt the minimum federal pipeline safety regulations and they may establish more stringent regulatory requirements as long as they are compatible with federal regulations.

Our transportation of gas, oil and other liquids by pipeline in California is also subject to state and local regulation. Opposition from community members or state and local government officials to pipeline infrastructure could delay or prevent us from obtaining permits required for the operation of or updates made to our Pipelines.

PHMSA has broad authority to investigate potential compliance issues, issue requests for information, inspect pipelines facilities, and issue enforcement. PHMSA’s enforcement authority includes the ability to issue corrective actions, which may include the shut down or restriction of the operation pressure of a pipeline pending completion of the corrective measures. Federal pipeline safety regulations include reporting, design, construction, testing, operations and maintenance, qualification, corrosion control, and other minimum requirements.

Operators are required to prepare procedural manuals to implement these minimum requirements and those procedures are enforceable by PHMSA. Effective April 2017, PHMSA adopted new rules significantly increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations.

PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of January 2023, the penalty limits are up to $257,664 per violation per day and up to $2,576,627 for a related series of violations.

PHMSA is active in proposing and finalizing additional regulations for natural gas and hazardous liquids pipelines. For example, in October 2019 PHMSA finalized new regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to a high consequence area (“HCA”). The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines and all liquids gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure.

In addition, in April 2016, PHMSA proposed a rule regarding the safety of natural gas transmission pipelines and gas gathering pipelines. This proposed rule resulted in three separate final rules applicable to natural gas pipelines: (1) an October 2019 final rule on the natural gas transmission lines focused on material verification and maximum allowable operating pressure reconfirmation; (2) a November 2021 final rule applicable to onshore gas gathering lines; and (3) an August 24, 2022 final rule applicable to gas transmission lines with a focus on repair criteria and corrosion. Under the final November 2021 rules applicable to gas gathering lines, operators of certain onshore natural gas gathering pipelines that were previously excluded from certain PHMSA regulations face additional testing, safety and reporting requirements or may be forced to reduce their allowable operating pressures, which would reduce the amount of capacity available to us. Certain reporting requirements arising from the new PHMSA gas gathering rule took effect in May 2022, with additional requirements taking effect later in 2022 and 2023. Other recent rules include an April 8, 2022 final rule requiring installation of remote control or automatic shutoff valves (or equivalent technology) on certain newly constructed or entirely replaced onshore transmissions pipelines, gathering pipelines (liquid and gas), and hazardous liquids pipelines.

In May 2023, PHMSA also issued a notice of proposed rulemaking that proposes to implement new and additional leak detection and repair requirements for natural gas pipelines. This proposed rule seeks to reduce methane emissions associated with the operation of natural gas pipelines by strengthening leakage survey and patrolling requirements, imposing an advanced leak detection program performance standard, implementing grading and repair schedules for identified leaks, requiring operators to reduce intentional sources of methane emissions, and expanding reporting requirements for methane emissions. The comment period on this proposal ended in August 2023.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

Anti-Market Manipulation Laws and Regulations

SYU’s sales of oil and natural gas are also subject to anti-manipulation and anti-disruptive practices authority under (i) the Commodity Exchange Act (“CEA”) and regulations promulgated thereunder by the CFTC, and (ii) the Energy Independence and Security Act of 2007 (“EISA”) and regulations promulgated thereunder by the FTC. The CEA prohibits any person from using or employing any manipulative or deceptive device in connection with any swap, or a contract for sale of any commodity, or for future delivery on such commodity, in contravention of the CFTC’s rules and regulations. It also prohibits knowingly delivering or causing to be delivered false, misleading or inaccurate reports concerning market information or conditions that affect or tend to affect the price of any commodity. The FTC’s Petroleum Market Manipulation Rule, issued pursuant to EISA, prohibits fraudulent or deceptive conduct (including false or misleading statements of material fact) in connection with wholesale purchases or sales of crude oil or refined petroleum products. Under both the CEA and the EISA, fines for violations can be up to $1,000,000 per day per violation (subject to adjustment for inflation) and certain knowing or willful violations may also lead to a felony conviction.

Derivatives Regulation

The Dodd-Frank Act directed the Commodities Futures Trading Commission (“CFTC”) to regulate certain markets for derivative products, including over-the-counter derivatives. Among other mandates, the CFTC has issued several new relevant regulations and rulemakings that require significant portions of the derivatives markets to clear through clearinghouses. While some of these rules have been finalized, some have not and the final form and timing of those rules remain uncertain.

In January 2020, the CFTC withdrew prior proposals and issued a new proposed rule, which includes limits on positions in (1) certain “Core Referenced Futures Contracts,” including contracts for several energy commodities; (2) futures and options on futures that are directly or indirectly linked to the price of a Core Referenced Futures Contract, or to the same commodity for delivery at the same location as specified in that Core Referenced Futures Contract; and (3) economically equivalent swaps. The proposal also includes exemptions from position limits for bona fide hedging activities. The proposal is not yet final and it remains subject to public comment and revision by the CFTC. Consequently, the potential impact of the proposed rule on SYU and its counterparties is uncertain at this time.

The Dodd-Frank Act and new related regulations may prompt potential derivative counterparties to spin off some of their derivatives activities to separate and less creditworthy entities. Any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce SYU’s ability to monetize or restructure existing derivative contracts, and increase its exposure to less creditworthy counterparties. If SYU reduces its use of derivatives as a result of the regulations, its results of operations may become more volatile and its cash flows may become less predictable, which could adversely affect its ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay dividends. Its revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on SYU’s financial condition and results of operations. SYU’s use of derivative financial instruments does not eliminate its exposure to fluctuations in commodity prices and interest rates and could in the future result in financial losses or reduce its income.

Additional proposals and proceedings that may affect the crude oil and natural gas industry are pending before the U.S. Congress, federal agencies and the courts. SYU cannot predict the ultimate impact these proposals may have on its crude oil and natural gas operations, but it does not expect to be affected differently than its competitors.

State Regulation

The State of California also regulates the drilling for, and the production, gathering and sale of, oil and natural gas, and imposes taxes and drilling permit requirements. Among other things, the State of California also regulates the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. It does not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that it will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from SYU’s wells and to limit the number of wells or locations it can drill. The State of California has significantly increased the jurisdiction, duties and enforcement authority of CalGEM, the California State Lands Commission and other state agencies with respect to oil and natural gas activities in recent years, and CalGEM and other state agencies have also significantly revised their regulations, regulatory interpretations and data collection and reporting requirements. In addition, from time to time legislation has been introduced in the California Legislature seeking to further restrict or prohibit certain oil and gas operations. For additional information see “Risk Factors—Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.”

Additionally, the rates charged by the Pipelines if engaged in intrastate common carrier operations will be subject to regulation by the CPUC under a cost-of-service methodology as described above under “ -Sale and Transportation of Gas and Oil.” For additional information, see “Risk Factors—If engaged in intrastate common carrier operations, our financial results with respect to the Pipelines will primarily depend on the outcomes of ratemaking proceedings with the California Public Utilities Commission and we may not be able to earn an adequate rate of return in a timely manner or at all.”

The petroleum industry is also subject to compliance with various other federal, state and local regulations and laws. Some of those laws relate to resource conservation and equal employment opportunity. We do not believe that compliance with these laws will have a material adverse effect on us.

Human Capital

Overview

We have approximately 106 employees, none of whom are represented by labor unions or covered by collective bargaining agreements. Under EM management, approximately 32 employees were previously represented by labor unions or covered by collective bargaining agreements. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a diverse group of talented individuals who contribute to our success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development and our commitment to diversity and inclusion.

Safety

Safety is our highest priority and we are dedicated to the well-being of our employees, contractors, business partners, stakeholders and the environment. We promote safety with a robust health and safety program, which includes employee orientation and training, contractor management, risk assessments, hazard identification and mitigation, audits, incident reporting and investigation, and corrective and preventative action development.

In addition, we employ environmental, health and safety personnel at each of our asset locations, who provide in-person safety training and regular safety meetings. We also utilize learning management software to provide safety training on a variety of topics, and we contract with third-party technical experts as needed to facilitate training on specialized topics that are unique to each of our areas of operation.

Compensation

We operate in a highly competitive environment and designed its compensation program to attract, retain and motivate talented and experienced individuals. Its compensation philosophy is designed to align its workforce’s interests with those of its stakeholders and to reward them for achieving its business and strategic objectives and driving stockholder value. We consider competitive market compensation paid by our peers and other companies comparable to us in size, geographic location and operations in order to ensure compensation remains competitive and fulfills the goal of recruiting and retaining talented employees.

Training and Development

We are committed to the training and development of our employees. Employees are regularly provided training opportunities to develop skills in leadership, safety, and technical acumen, which bolster our efforts in conducting business in a safe manner and with high ethical standards. Further, supporting our employees in achieving their career and development goals is a key element of our approach to attracting and retaining top talent. We encourage our employees to advance their knowledge and skills and to network with other professionals in order to pursue career advancement and potential future opportunities with us. Our employees are able to attend training seminars and off-site workshops and to join professional associations that will enable them to remain up-to-date on the latest changes and best practices in their respective fields.

Diversity and Inclusion

We are committed to providing a diverse and inclusive workplace and career development opportunities to attract and retain talented employees. We recognize that a diverse workforce provides the opportunity to obtain unique perspectives, experiences, ideas, and solutions to help our business succeed. To that end, it is our policy to prohibit discrimination and harassment of any type and afford equal employment opportunities to employees and applicants without regard to race, color, religion, sex, national origin, age, disability, genetic information, veteran status, or any other basis protected by federal, state or local law. Further, it is our policy to forbid retaliation against any individual who reports, claims, or makes a charge of discrimination or harassment, fraud, unethical conduct, or a violation of company policies. To sustain and promote an inclusive culture, we maintain a robust compliance program rooted in our Code of Business Conduct and Ethics and other company policies, which provide policies and guidance on non-discrimination, anti-harassment, and equal employment opportunities. We require all employees to complete periodic training sessions on various aspects of our corporate policies through an annual acknowledgment and certification process.

Health and Wellness

We support our employees and their families by offering a robust package of health and welfare benefits, medical, dental, and vision insurance plans for employees and their families, life insurance and long-term disability plans, paid time off for holidays, vacation, sick leave, and other personal leave, and health and dependent care savings accounts. We also provide our employees with a 401(k) plan that includes a competitive company match, and employees have access to a variety of resources and services to help them plan for retirement.

In addition to these programs, we have several other programs designed to further promote the health and wellness of its employees, as well as an employee assistance program that offers counseling and referral services for a broad range of personal and family situations.

Available Information

Through our corporate website at http://www.sableoffshore.com, you can access electronic copies of our governing documents free of charge, including our Corporate Governance Guidelines and the charters of the committees of our board of directors. In addition, through our website, you can access the documents we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after we file or furnish them. Investors and others should note that we routinely announce information material to investors and the marketplace using SEC filings, press releases and our website. While not all of the information that we post to our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media and others interested in Sable to review the information that we share on our website. You also may request printed copies of our SEC filings or governance documents, free of charge, by writing to our corporate secretary at the address on the cover of this report. Information contained on our website is not incorporated herein by reference and should not be considered part of this report.

In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

You should carefully consider the following risks as well as the other information included in this annual report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this annual report:

•

We need to satisfy a number of permitting obligations and other requirements before we can restart production of the SYU Assets. There is no assurance that we will be successful in satisfying such obligations and requirements and restarting production of the SYU Assets in a timely manner.

•	Our assumptions and estimates regarding the total costs associated with restarting production may be inaccurate.

•	There is no guarantee that we will have sufficient cash to restart production of the SYU Assets.

•

Oil, natural gas and natural gas liquids, or “NGL(s)”, prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of, oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.

•

If commodity prices decline and remain depressed for a prolonged period, our business may become uneconomical and result in additional write downs of the value of our properties, which may adversely affect our financial condition and our ability to fund operations.

•

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we expect to receive for our future production could significantly reduce our cash flow and adversely affect our financial condition.

•

The estimated quantities of petroleum contained in the SYU Assets are classified as “contingent resources” rather than “reserves” because they are subject to numerous contingencies. There is no assurance that any of the petroleum contained in the SYU Assets will ever be recovered or reclassified as “reserves.”

•	Even if all contingencies are resolved and all facilities are restarted, the amounts recovered may be substantially less than estimated.

•

Developing and producing oil, natural gas and NGLs are costly and high-risk activities with many uncertainties that may result in a total loss of investment or otherwise adversely affect our business, financial condition, results of operations and cash flows. Many of these risks are heightened for us due to the fact that most of our equipment has been shut-in for more than eight years.

•

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

•	Development and production of oil, natural gas and NGLs in offshore waters have inherent and historically higher risk than similar activities onshore.

•

Oil and natural gas producers’ operations are substantially dependent on the availability of water and the disposal of waste, including produced water and drilling fluids. Restrictions on the ability to obtain water or dispose of waste may impact our operations.

•	The unavailability or high cost of rigs, equipment, supplies and crews could delay our operations, increase our costs and delay forecasted revenue.

•

The third parties on whom we rely for transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

•

Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil, natural gas and NGL production.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•

Loss of our key executive officers or other key personnel, or an inability to attract and retain such officers and personnel, could negatively affect our business and, in one instance, could cause a default under the primary agreement governing our existing indebtedness.

•	We may incur losses as a result of title defects or deficiencies in our properties.

•

We do not own all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. There are disputes with respect to certain of the rights-of-way or other interests and any unfavorable outcomes of such disputes could require us to incur additional costs.

•

We may be unable to restart production by January 1, 2026, which would permit EM to exercise a reassignment option and take ownership of SYU without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Term Loan Agreement.

•

Restrictive covenants in the Term Loan Agreement or any future agreements governing our indebtedness could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

•

Under the terms of the Term Loan Agreement, restarting production will trigger a springing maturity date following a specified grace period, and the terms on which we will be able to refinance the Term Loan Agreement, if necessary, will depend on then-prevalent market conditions.

•

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or ability to pay dividends.

•	We are subject to complex federal, state, local and other laws, regulations and permits that could adversely affect the cost, manner, ability or feasibility of conducting our operations.

•

Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we expect to produce.

•

If engaged in intrastate common carrier operations, our financial results with respect to the Pipelines will primarily depend on the outcomes of ratemaking proceedings with the California Public Utilities Commission and we may not be able to earn an adequate rate of return in a timely manner or at all.

•	Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.

•	Our assets are located exclusively onshore and offshore in California, making us vulnerable to risks associated with having operations concentrated in this geographic area.

•	All of our operations are conducted in areas that may be at risk of damage from fire, mudslides, earthquakes or other natural disasters.

•

We may be required to post cash collateral pursuant to our agreements with sureties, letter of credit providers or regulators under our existing or future bonding or other arrangements, which may have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan and our asset retirement obligation plan and comply with the agreements governing our existing or future indebtedness.

•	Our business could be negatively affected by security threats, including cybersecurity threats, destructive forms of protest and opposition by activists and other disruptions.

•	The market prices of our securities could be highly volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

•	The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect investor confidence in us and materially adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•

If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our Common Stock.

Risks Related to Restart of Production

We need to satisfy a number of permitting obligations and other requirements before we can restart production of the SYU Assets. The requirements to restart Lines 901 and 903 include those set forth in a Consent Decree with federal and state agencies. While the operator of the lines has satisfied most of the conditions to restart including under the Consent Decree, there is no assurance that we will be successful in satisfying the remainder of the requirements and restarting production of the SYU Assets in a timely manner.

SYU suspended production as a result of the Line 901 incident and consequent suspension of service, and our business depends on its production restarting. We need to satisfy a number of requirements related to SYU and Lines 901 and 903 before we can restart production. Such requirements include conditions set forth in a U.S. federal district court Consent Decree executed by Plains and relevant U.S. and State of California government agencies. For further information, see “Business—Pipeline 901 Incident.” While the previous operator of Lines 901 and 903 satisfied most of the conditions to restart including under the Consent Decree, there is no assurance that we will be successful in satisfying the remaining requirements and restarting production in a timely manner. If we fail to restart production by January 1, 2026, the prior owner of SYU may exercise its right to cause us to reassign the SYU Assets. See “Risk Factors—Risks Related to the Business of the Company-We may be unable to restart production of SYU by January 1, 2026, which would permit EM to exercise a reassignment option and take ownership of SYU without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Term Loan Agreement.”

Our assumptions and estimates regarding the total costs associated with restarting production may be inaccurate.

We currently estimate the total costs we will incur in order to restart production to be approximately $197,000,000. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online during the third quarter of 2024. This estimate of costs to restart production considers currently available facts and presently enacted laws and regulations, but it is subject to uncertainties associated with the assumptions that we have made. For example, the costs of equipment, repairs and maintenance, the costs of operating personnel, the costs to obtain governmental approvals, and legal, consulting and other professional expenses could turn out to be higher than we have estimated. Accordingly, our assumptions and estimates may change in future periods based on future events and total costs may materially increase; therefore, we can provide no assurance that we will not have to incur additional costs in future periods significantly higher than our estimated costs for the restart of production.

There is no guarantee that we will have sufficient cash to restart production of the SYU Assets.

Until we restart production of the SYU Assets, we will not generate any revenue or cash flows from operations. We will rely on cash on hand to fund the operations necessary to restart production of the SYU Assets. If we do not have sufficient cash on hand to restart production of SYU, we may need to raise additional capital to continue our operations, and this capital may not be available on acceptable terms or at all. If we do not have sufficient cash on hand or are unable to obtain additional funding on a timely basis, we may be unable to restart production of SYU, which could materially affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to the Business of the Company-We may be unable to restart production of SYU by January 1, 2026, which would permit EM to exercise a reassignment option and take ownership of SYU without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Term Loan Agreement.”

Risks Related to the Business of the Company

Oil, natural gas and natural gas liquids, or “NGL(s)”, prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of, oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.

Our revenues, operating results, profitability, liquidity, future growth and the value of our assets depend primarily on prevailing commodity prices. Historically, oil and natural gas prices have been volatile and fluctuate in response to changes in supply and demand, market uncertainty, and other factors that are beyond our control, including:

•	the regional, domestic and foreign supply of oil, natural gas and NGLs;

•	the level of commodity prices and expectations about future commodity prices;

•	the level of global oil and natural gas exploration and production;

•

localized supply and demand fundamentals, including the proximity and capacity of pipelines and other transportation facilities, and other factors that result in differentials to benchmark prices from time to time;

•	the cost of exploring for, developing, producing and transporting oil, natural gas and NGLs;

•	the price and quantity of foreign imports;

•	political and economic conditions in oil producing countries, including conflicts in or among the Middle East, Africa, South America and Russia;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	speculative trading in crude oil and natural gas derivative contracts;

•	the level of consumer product demand;

•	weather conditions and other natural disasters;

•	risks associated with operating drilling rigs;

•	technological advances affecting exploration and production operations and overall energy consumption;

•	domestic and foreign governmental regulations and taxes;

•	the impact of energy conservation efforts;

•

the continued threat of terrorism and the impact of military and other action, including the Russia-Ukraine war and its destabilizing effect on the European continent and the global oil and natural gas markets;

•	the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and

•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2023, the NYMEX-WTI oil futures price ranged from a high of $123.70 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas futures price ranged from a high of $9.68 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2023, the NYMEX-WTI oil futures price ranged from a high of $93.68 per Bbl on September 27, 2023 to a low of $66.74 per Bbl on March 17, 2023 and the NYMEX-Henry Hub natural gas futures price ranged from a high of $4.17 per MMBtu on January 4, 2023 to a low of $1.99 per MMBtu on March 29, 2023. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. While recent events have led to elevated oil, natural gas and NGL prices, an extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.

If commodity prices decline and remain depressed for a prolonged period, our business may become uneconomical and result in additional write downs of the value of our properties, which may adversely affect our financial condition and our ability to fund operations.

Oil, natural gas and NGL prices have experienced significant volatility over the past few years. An extended decline in commodity prices could render our business uneconomical and result in a downward adjustment of our assets, which would reduce our ability to fund our operations. An extended decline, or sustained marked uncertainty, in commodity prices may cause us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. We may in the future incur impairment charges that could have a material adverse effect on our results of operations in the period taken. Sustained declines or uncertainty in commodities prices may adversely affect our financial condition, results of operations, ability to reduce debt, ability to pay dividends and the timing of our capital projects.

An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we expect to receive for our future production could significantly reduce our cash flow and adversely affect our financial condition.

The prices that we expect to receive for our future oil and natural gas production will often reflect a regional discount, based on the location of production, to the relevant benchmark prices, such as NYMEX or ICE, that are used for calculating hedge positions. The prices we expect to receive for our future production are also affected by the specific characteristics of the production relative to production sold at benchmark prices. For example, California oil typically has a lower gravity, and a portion typically has higher sulfur content, than oil sold at certain benchmark prices. Therefore, because our oil will likely require more complex refining equipment to convert it into high value products, it may sell at a discount to those prices. These discounts, if significant, could reduce our cash flows and adversely affect our results of operations and financial condition.

The estimated quantities of petroleum contained in the SYU Assets are classified as “contingent resources” rather than “reserves” because they are subject to numerous contingencies. There is no assurance that any of the petroleum contained in the SYU Assets will ever be recovered or reclassified as “reserves.”

The resources are contingent upon (1) approval from federal, state and local regulators to restart production, (2) reestablishment of oil transportation systems to deliver production to market and (3) commitment to restart the wells and facilities. Some or all of the contingent resources may be reclassified as “reserves” if all of the contingencies are successfully resolved but there is no assurance that the contingencies will be resolved or resolved in a timely manner or that any of the petroleum in the SYU Assets will be recovered.

Our hedging strategy in the future may not effectively mitigate the impact of commodity price volatility from our cash flows, and our hedging activities could result in cash losses and may limit potential gains.

We expect that we will develop and maintain a portfolio of commodity derivative contracts covering a specified percentage or range of our estimated production from proved developed producing reserves over a one-to-three-year period at any given point in time. These commodity derivative contracts may include natural gas, oil and NGL financial swaps. The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil, natural gas and NGL prices received for our future production. Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil, natural gas and NGL prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity.

Developing and producing oil, natural gas and NGLs are costly and high-risk activities with many uncertainties that may result in a total loss of investment or otherwise adversely affect our business, financial condition, results of operations and cash flows. Many of these risks are heightened for us due to the fact that most of our equipment has been shut-in for more than eight years.

Our development and production operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of many factors, including:

•	high costs, shortages or delivery delays of rigs, equipment, labor, electrical power or other services;

•	unusual or unexpected geological formations;

•	composition of sour natural gas, including sulfur, carbon dioxide and other diluent content;

•	unexpected operational events and conditions;

•	failure of down hole equipment and tubulars;

•	loss of wellbore mechanical integrity;

•	failure, unavailability or shortage of capacity of gathering and transportation pipelines, or other transportation facilities;

•

human errors, facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour natural gas;

•	excessive wall loss or other loss of pipeline integrity;

•	title problems;

•	litigation, including landowner lawsuits;

•	loss of drilling fluid circulation;

•	hydrocarbon or oilfield chemical spills;

•	fires, blowouts, surface craterings and explosions;

•	surface spills or underground migration due to uncontrollable flows of oil, natural gas, formation water or well fluids;

•	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements;

•	delays due to operations in environmentally sensitive areas; and

•	adverse weather conditions and natural disasters.

Many of these risks are heightened for us due to the fact that most of our equipment has been shut-in for more than eight years. Any of these risks can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination or loss of wells and other regulatory penalties. In the event that planned operations are delayed or canceled, or existing wells or development wells have lower than anticipated production due to one or more of the factors above or for any other reason, our financial condition and results of operations may be adversely affected. If any of these factors were to occur with respect to a particular field, we could lose all or a part of our investment in the field or we could fail to realize the expected benefits from the field, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, establishes federal oversight and regulation of, among other things, the over-the-counter derivatives market and certain participants in that market, including us. Rules and regulations applicable to over-the-counter derivatives transactions may affect both the size of positions that we may hold and the ability or willingness of counterparties to trade opposite us, potentially increasing costs for transactions. Moreover, such changes could materially reduce our hedging opportunities which could adversely affect our revenues and cash flow during periods of low commodity prices. While many Dodd-Frank Act regulations are already in effect, the rulemaking and implementation process is ongoing, and the ultimate effect of the adopted rules and regulations and any future rules and regulations on our business remains uncertain. See “Business—Other Regulation of the Oil and Natural Gas Industry-Derivatives Regulation” for additional information.

Development and production of oil, natural gas and NGLs in offshore waters have inherent and historically higher risk than similar activities onshore.

Our offshore operations are subject to a variety of operating risks specific to the marine environment, such as a dependence on a limited number of electrical transmission lines, as well as capsizing, collisions and damage or loss from adverse weather conditions. Offshore activities are subject to more extensive governmental regulation than onshore oil and natural gas activities. We are vulnerable to the risks associated with operating offshore California, including risks relating to:

•	impacts of climate change and natural disasters such as earthquakes, tidal waves, mudslides, fires and floods;

•	oil field service costs and availability;

•	compliance with environmental and other laws and regulations;

•	third-party marine vessels;

•	response capabilities for personnel, equipment and environmental incidents;

•	remediation and other costs resulting from oil spills, releases of hazardous materials and other environmental and natural resource damages; and

•	failure of equipment or facilities.

In addition to lost production and increased costs, these hazards could cause serious injuries, fatalities, contamination or property damage for which we could be held responsible. The potential consequences of these hazards are particularly severe for us because significant portions of our offshore operations are conducted in environmentally sensitive areas, including areas with significant residential populations and public and commercial infrastructure. An accidental oil spill or release on or related to offshore properties and operations could expose us to joint and several strict liability, without regard to fault, under applicable law for all containment and oil removal costs and a variety of public and private damages including, but not limited to, the costs of remediating a release of oil, natural resource damages, and economic damages suffered by persons adversely affected by an oil spill. If an oil discharge or substantial threat of discharge were to occur, we may be subject to regulatory scrutiny and liable for costs and damages, which costs and damages could be material to our business, financial condition or results of operations and could subject us to criminal and civil penalties. Finally, maintenance activities undertaken to reduce operational risks can be costly and can require exploration, exploitation and development operations to be curtailed while those activities are being completed.

Oil and natural gas producers’ operations are substantially dependent on the availability of water and the disposal of waste, including produced water and drilling fluids. Restrictions on the ability to obtain water or dispose of waste may impact our operations.

Water is an essential component of oil and natural gas production during the drilling and production process. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our development and production operations, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and natural gas. The Clean Water Act imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into “waters of the United States.” Permits must be obtained to discharge pollutants to such waters and to conduct construction activities in such waters, which include certain wetlands. The Clean Water Act and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. State and federal discharge regulations prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for the disposal and recycling of produced water, drilling fluids and other wastes may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted. In addition, in some instances, the operation of underground injection wells for the disposal of waste has been alleged to cause earthquakes. In some jurisdictions, such issues have led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity or resulted in stricter regulatory requirements relating to the location and operation of underground injection wells. Any orders or regulations addressing concerns about seismic activity from well injection in jurisdictions where we operate could affect our operations. See “Business—Environmental, Occupational Safety and Health Matters and Regulations-Water Discharges” for an additional description of the laws and regulations relating to the discharge of water and other wastes that affect us.

The unavailability or high cost of rigs, equipment, supplies and crews could delay our operations, increase our costs and delay forecasted revenue.

Our industry is cyclical, and historically there have been periodic shortages of rigs, equipment, supplies and crew. Sustained declines in oil and natural gas prices may reduce the number of service providers for such rigs, equipment, supplies and crews, contributing to or resulting in shortages. Alternatively, during periods of higher oil and natural gas prices, the demand for rigs, equipment, supplies and crews is increased and can lead to shortages of, and increasing costs for, development equipment, supplies, services and personnel. While we have mitigated some of these issues with our dedicated rig, shortages of, or increasing costs for, experienced development crews and oil field equipment and services could restrict our ability to drill the wells and conduct the operations that we currently have planned relating to the fields where our properties are located. In addition, some of our operations require supply materials for production, such as CO2, which could become subject to shortages and increased costs. Any delay in the development of new wells or a significant increase in development costs could reduce our revenues and impact our development plan, which would thus affect our financial conduction, results of operations and our cash flows.

The third parties on whom we rely for transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

The operations of the third parties on whom we rely for transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely for transportation services could impact the availability of those services. Any potential impact to the availability of transportation services could impact our ability to market and sell our production, which could have a material adverse effect on our business, financial condition and results of operations. See “Business—Environmental, Occupational Safety and Health Matters and Regulations” and “Business-Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect the third parties on whom we rely for transportation services.

Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil, natural gas and NGL production.

The marketability of our oil, natural gas and NGL production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, gathering systems and processing facilities owned by us or third parties. The amount of oil, natural gas and NGLs that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. For example, our ability to produce and sell oil from SYU will depend on the continued availability of the pipeline infrastructure between platforms, for delivery of that oil to shore, and for further delivery to market, and any unavailability of that pipeline infrastructure could cause us to shut in all or a portion of the production from the SYU properties for the length of such unavailability. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to several months or more. In many cases, we are provided with only limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or processing facility capacity could reduce our ability to market our oil and natural gas production and harm our business, financial condition, results of operations and cash flows.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had cash outside the Trust Account of $267,816 available for working capital needs and a working capital deficit of $16,407,803. All remaining cash held in the Trust Account was generally unavailable for the Company’s use, prior to our initial business combination, and was restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of December 31, 2023, $2,969,263 of the amount in the Trust Account was available to be withdrawn as described above, which is net of the $1,446,193 the Company withdrew for payment of taxes during the period ended December 31, 2023. Through December 31, 2023, the Company’s liquidity needs were satisfied through various promissory notes from our sponsor (see further discussion of the individual promissory notes in Note 5).

Management believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production at SYU. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Due to the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this annual report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.

Loss of our key executive officers or other key personnel, or an inability to attract and retain such officers and personnel, could negatively affect our business and, in one instance, could cause a default under the primary agreement governing our existing indebtedness.

Our future success depends on the skills, experience and efforts of our executive officers. The sudden loss of any of these executives’ services or our failure to appropriately plan for any expected executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract or retain talented new employees, our business and results of operations could be negatively affected. Workers may choose to pursue employment with our competitors or in other fields. Additionally, the Senior Secured Term Loan Agreement (the “Term Loan Agreement”), dated as of the Closing Date by and among Sable, EMC, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender, requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day management of our business, subject to the right of the holder of such indebtedness to approve his replacement, such approval not to be unreasonably withheld.

We may incur losses as a result of title defects or deficiencies in our properties.

The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. While we have done extensive title diligence in advance of the Business Combination and typically obtain title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title or other defects or deficiencies may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the minerals under the property.

We do not own all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. There are disputes with respect to certain of the rights-of-way or other interests and any unfavorable outcomes of such disputes could require us to incur additional costs.

We do not own in fee all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. Rather, many of the properties or rights are derived from surface use agreements, rights-of-way or other easement rights and, therefore, we will be subject to the possibility of more onerous terms or increased costs to retain necessary land access if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. Some of the rights to land owned by third parties and governmental agencies are obtained for a specific period of time and under certain conditions. We believe that we will have obtained sufficient right-of-way grants from public authorities (subject to receipt of certain governmental permits and consents) and private parties for us to operate our business. However, certain private landowners along sectors of Pipeline Segment 901 have made claims that the easement agreements with them are no longer effective because the pipeline is not transporting oil. If these landowners are successful with their claims, we may be required to make further easement payments. Our loss of any of these surface use agreements, rights-of-way or other easement rights through lapse or failure to satisfy or maintain certain conditions could require us to cease operations on the affected land or find alternative locations for our operations at increased costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to restart production by January 1, 2026, which would permit EM to exercise a reassignment option and take ownership of SYU without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Term Loan Agreement.

If we fail to restart production of the SYU Assets by January 1, 2026 (the “Restart Failure Date”), then pursuant to the Purchase and Sale Agreement dated November 1, 2022, by and among Legacy Sable, EMC and MPPC relating to the purchase of SYU and the Pipelines (“Sable-EM Purchase Agreement”), for 180 days thereafter, EM will have the exclusive right, but not the obligation, to require us to reassign the SYU Assets and rights to EM or its designated representative, without reimbursing us for any of our costs or expenditures (the “Reassignment Option”). If we have acquired any additional rights or assets or have developed additional improvements related to the SYU Assets, records or benefits, on EM’s request we also would be required to assign and deliver those additional rights, assets, improvements, records or benefits to EM without being reimbursed for any of our additional costs or expenses. If we are unable to restart production of the SYU Assets by the Restart Failure Date and EM exercises its Reassignment Option, EM will become the owner of substantially all of our business and we may be forced to wind-down our operations. Our ability to restart production of the SYU Assets is subject to several risks, and there is no assurance that we will be able to restart production of the SYU Assets by the Restart Failure Date. See “Risk Factors—Risks Related to the Restart of Production.”

Restrictive covenants in the Term Loan Agreement or any future agreements governing our indebtedness could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

Restrictive covenants in the Term Loan Agreement impose significant operating and financial restrictions on us and our subsidiaries and we may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the Term Loan Agreement unless we gain EM’s consent. These restrictions limit our ability to, among other things:

•	engage in mergers, consolidations, liquidations, or dissolutions;

•	create or incur debt or liens;

•	make certain debt prepayments;

•	pay dividends, distributions, management fees or certain other restricted payments;

•	make investments, acquisitions, loans, or purchase oil and gas properties;

•	sell, assign, farm-out or dispose of any property;

•	enter into transactions with affiliates;

•

enter into, subject to certain exceptions, any agreement that prohibits or restricts liens securing the Term Loan Agreement, payments of dividends to us, or payment of debt owed to us and our subsidiaries; and

•	change the nature of our business.

The Term Loan Agreement also contains representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control). During the pendency of the Term Loan Agreement and in case of an event of default thereunder, EM may exercise all remedies at law or equity, and may foreclose upon substantially all of our assets and the assets of our subsidiaries, including, in the event of a deficiency, cash and any other assets not acquired from EM in the Business Combination to the extent constituting collateral under the applicable financing documents. We may not be able to obtain amendments, waivers or consents for potential or actual breaches of such representations and warranties or covenants, or we may be unable to obtain such amendments waivers or consents on acceptable terms, all of which could limit management’s flexibility to operate the business.

Under the terms of the Term Loan Agreement, restarting production will trigger a springing maturity date following a specified grace period, and the terms on which we will be able to refinance the Term Loan Agreement, if necessary, will depend on then-prevalent market conditions.

The Term Loan Agreement includes a springing maturity date of ninety (90) days after Restart Production (as defined in the Sable-EM Purchase Agreement) (i.e., one hundred eighty (180) days after resumption of actual production from the wells), which could require a future refinancing of the indebtedness under the Term Loan Agreement or the incurrence of new indebtedness. The terms on which we would be able to obtain any refinancing of the Term Loan Agreement will depend on market conditions at the time of any such refinancing.

We may in the future refinance our existing indebtedness or incur new indebtedness at variable rates and without the option to pay interest in-kind, which would subject us to interest rate risk and could cause our debt service obligations to increase significantly.

The outstanding principal amount under our Term Loan Agreement bears interest at a fixed rate and we have the option of capitalizing the interest onto the principal rather than paying cash interest, but we may in the future refinance our existing indebtedness or incur new indebtedness with variable rates and mandatory cash interest payments, which would expose us to interest rate risk and additional liquidity burdens. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the principal amount remained the same, and our net income and cash available for servicing our indebtedness would decrease.

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or ability to pay dividends.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity or debt securities, or a combination thereof. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.

If we issue new debt, the debt holders would have rights senior to holders of our Common Stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and their impact on the market price of our Common Stock.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our vendors and other counterparties. Some of our vendors and other counterparties may be highly leveraged and subject to their own operating and regulatory risks. Many of our vendors and other counterparties finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. The combination of reduction of cash flow resulting from declines in commodity prices and the lack of availability of debt or equity financing may result in a significant reduction in our vendors’ and other counterparties’ liquidity and ability to make payments or perform on their obligations to us. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our vendors or other counterparties could adversely affect our business, financial condition, results of operations and cash flows.

We may incur substantial losses and be subject to substantial liability claims as a result of catastrophic events. We may not be insured for, or our insurance may be inadequate to protect us against, these risks. Expenses not covered by our insurance could have a material adverse effect on our financial position and results of operations.

Our operations are subject to all of the hazards and operating risks associated with drilling for and production of oil and natural gas, including natural disasters, the risk of fire, explosions, blowouts, surface cratering, uncontrollable flows of natural gas, oil and formation water, pipe or pipeline failures, abnormally pressured formations, casing collapses and environmental hazards such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, all of which could cause substantial financial losses. The location of any properties and other assets near environmentally sensitive areas or near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of potential damages resulting from these risks. Other catastrophic events such as earthquakes, floods, mudslides, fires, droughts, contagious diseases, terrorist attacks and other events that cause operations to cease or be curtailed may adversely affect our business and the communities in which we operate. For example, utilities have begun to suspend electric services to avoid wildfires during windy periods in California, a business disruption risk that is not insured. We may be unable to obtain, or may elect not to obtain, insurance for certain risks if we believe that the cost of available insurance is excessive relative to the risks presented. The occurrence of any of these or other similar events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties, suspension or disruption of operations, substantial revenue losses and repairs to resume operations.

We maintain insurance coverage against potential losses that we believe is customary in the industry. However, insurance against all operational risk is not available to us. These insurance policies may not cover all liabilities, claims, fines, penalties or costs and expenses that we may incur in connection with our business and operations, including those related to environmental claims. Pollution and environmental risks generally are not fully insurable. In addition, we cannot assure you that we will be able to maintain adequate insurance at rates we consider reasonable. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. A liability, claim or other loss not fully covered by insurance could have a material adverse effect on our business, financial position, results of operations and cash flows.

We may be unable to compete effectively with larger companies.

The oil and natural gas industry is intensely competitive with respect to marketing oil and natural gas and securing equipment and trained personnel. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis, which offers them greater access and economies of scale. In addition, there is substantial competition for investment capital in the oil and natural gas industry and many of our competitors have access to capital at a lower cost than that available to us. These larger companies may have a greater ability to continue development activities during periods of low oil and natural gas prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Furthermore, we may not be able to aggregate sufficient quantities of production to compete with larger companies that are able to sell greater volumes of production to intermediaries, thereby reducing the realized prices attributable to our production. Any inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition, results of operations and cash flows.

We are subject to complex federal, state, local and other laws, regulations and permits that could adversely affect the cost, manner, ability or feasibility of conducting our operations.

Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations administered by governmental authorities vested with broad authority relating to the exploration for and the development, production and transportation of oil, natural gas, and NGLs. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our oil, natural gas, and NGLs development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the release or discharge of materials into or through the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection, resource protection, and damage to natural resources. These laws and regulations may impose numerous obligations applicable to our operations, including the ability to obtain a permit before conducting our operations, including regulated drilling activities; the restriction of types, quantities and concentrations of materials that can be released or discharged into or through the environment; the limitation or prohibition of drilling, production and transportation activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected or preserved areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution and natural resources damages potentially resulting from our operations. The U.S. Environmental Protection Agency (“EPA”), BOEM, BSEE, PHMSA, OSFM, California Department of Conservation’s Geologic Energy Management Division (“CalGEM”), and numerous other governmental authorities have the authority to enforce compliance with these laws and regulations and the permits issued by them, often requiring difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, injunctive and mitigation relief, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to restart or replace the Pipelines, which may delay or interrupt our operations and limit our growth and revenue, or may result in a failure to restart production by the Restart Failure Date.

Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate or conduct other response actions at or in relation to contaminated properties currently owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and, under the Biden Administration, the long-term trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted, or other governmental action is taken that restricts drilling, production and transportation activities, or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.

See “Business—Environmental, Occupational Safety and Health Matters and Regulations” and “Business-Other Regulation of the Oil and Natural Gas Industry” for a description of the more significant laws and regulations that affect us.

The listing of a species as either “threatened” or “endangered” under the U.S. Endangered Species Act and/or the California Endangered Species Act could result in increased costs, new operating restrictions, or delays in our operations, which could adversely affect our results of operations and financial condition.

The U.S. Endangered Species Act (the “ESA”) and analogous state laws regulate activities that could have an adverse effect on threatened and endangered species. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our activities in those areas or during certain seasons, such as breeding and nesting seasons. The listing of species in areas where we operate or, alternatively, entry into certain range-wide conservation planning agreements could result in increased costs to us from species protection measures, time delays or limitations on our activities, which costs, delays or limitations may be significant and could adversely affect our results of operations and financial position.

Conservation measures, technological advances and increasing public attention and activism with respect to climate change and environmental matters could reduce demand for oil, natural gas and NGLs and have an adverse effect on our business, financial condition and reputation.

Fuel conservation measures, alternative fuel requirements, incentives to conserve energy or use alternative energy sources, increasing consumer demand for alternatives to oil, natural gas and NGLs, and technological advances in fuel economy and energy generation devices could reduce demand for oil, natural gas and NGLs. Such initiatives or related activism aimed at limiting climate change and reducing air pollution, as well as negative investor sentiment toward our industry and the impact of the changing demand for oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations, cash flows, and ability to access capital. Negative public perception regarding us and/or our industry resulting from, among other things, concerns raised by advocacy groups about climate change, may also lead to increased litigation risk, and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines and enforcement interpretations. Governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business. In addition, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance or have caused other redressable injuries under federal and/or state common law. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could adversely impact our business, financial condition and results of operations. Moreover, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in oil and natural gas activities.

Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we expect to produce.

In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. In addition, the EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources on an annual basis in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations. The adoption or revision and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil, natural gas and NGLs we produce. Such climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which targets methane from oil and gas sources by imposing an applicable “waste emissions charge” on petroleum and natural gas production facilities that exceed a specified waste emissions threshold and requiring the reporting of emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. On January 12, 2024, the EPA published a proposed rule to implement this waste emissions charge as required by the IRA. In addition to the IRA, almost one-half of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. On an international level, the United States was one of nearly 200 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emissions reduction goals beginning in 2020. However, the United States formally announced its intent to withdraw from the Paris Agreement in November 2019, which became effective in November 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require additional reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil, natural gas and NGL that we produce. Finally, it should be noted that numerous scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur in sufficient proximity to the SYU facilities, they could have an adverse effect on our financial condition and results of operations. For example, such effects could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, increases in our costs of operation or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. See “Business—Environmental, Occupational Safety and Health Matters and Regulations-Regulation of ‘Greenhouse Gas’ Emissions” for a description of the climate change laws and regulations that affect us. Also see “Risk Factors—Risks Related to the Business of the Company-Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.”

If engaged in intrastate common carrier operations, our financial results with respect to the Pipelines will primarily depend on the outcomes of ratemaking proceedings with the California Public Utilities Commission and we may not be able to earn an adequate rate of return in a timely manner or at all.

If determined to be a regulated intrastate common carrier in California, the Pipelines’ tariffs will be set by the CPUC on a prospective basis and will generally be designed to allow us to collect sufficient revenues to recover reasonable costs of providing service on the basis of revenues, expenses and a return on our capital investments. Our financial results with respect to the Pipelines could be materially affected if the CPUC does not authorize sufficient revenues for us to safely and reliably serve our pipeline customers and earn an adequate return of equity. The outcome of the ratemaking proceedings can be affected by many factors, including the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of our regulators, consumer and other stakeholder organizations, and customers, about our ability to provide safe and reliable oil transportation pipeline transportation.

In addition to the amount of authorized revenues, our financial results with respect to the Pipelines could be materially affected if our actual costs to safely and reliably serve our pipeline customers differ from authorized or forecast costs. We may incur additional costs for many reasons including changing market circumstances, unanticipated events (such as wildfires, storms, earthquakes, accidents, or catastrophic or other events affecting our pipeline operations), or compliance with new state laws or policies. Although we may be allowed to recover some or all of the additional costs, there may be a substantial delay between when we incur the costs and when we are authorized to collect revenues to recover such costs. Alternatively, the CPUC may disallow certain costs that they determine were not reasonably or prudently incurred.

Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.

California, where our operations and assets are located, is heavily regulated with respect to oil and gas operations. Federal, state and local laws and regulations govern most aspects of exploration and production in California. Collectively, the effect of the existing laws and regulations is to potentially limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, and reduce the amount of oil and natural gas that we can produce from our wells below levels that would otherwise be possible. The regulatory burden on the industry increases our costs and consequently may have an adverse effect upon capital expenditures, earnings or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects.

Additionally, the California state government recently has taken several actions that could adversely impact future oil and gas production and other activities in the state. For example:

•

In September 2020, the California Governor issued an executive order that seeks to reduce both the supply of and demand for fossil fuels in the state. The executive order established several goals and directed several state agencies to take certain actions with respect to reducing emissions of greenhouse gases, including, but not limited to: (1) phasing out the sale of emissions-producing vehicles; (2) developing strategies for the closure and repurposing of oil and gas facilities in California; and (3) calling on the California State Legislature to enact new laws prohibiting hydraulic fracturing in the state by 2024. The executive order also directed CalGEM to finish its review of public health and safety concerns from the impacts of oil extraction activities and propose significantly strengthened regulations.

•

In October 2020, the California Governor issued an executive order that established a state goal to conserve at least 30% of California’s land and coastal waters by 2030 and directed state agencies to implement other measures to mitigate climate change and strengthen biodiversity.

At this time, we cannot predict the potential future actions that may result from these orders or how such actions might potentially impact our operations.

In February 2021, California State Senators Scott Wiener and Monique Limón introduced Senate Bill 467, which proposes to halt the issuance or renewal of permits for hydraulic fracturing, acid well stimulation treatments, cyclic steaming, and water and steam flooding starting January 1, 2022, and then prohibit these extraction methods entirely starting January 1, 2027. SB 467 also would have prohibited all new or renewed permits for oil and gas extraction within 2,500 feet of any homes, schools, healthcare facilities or long-term care institutions such as dormitories or prisons, by January 1, 2022. However, SB 467 never made it out of committee and other bills to limit well stimulation treatments have also previously been introduced and failed to pass through the California legislature. Although these legislative efforts have failed, it is possible that SB 467 or similar legislation could be reintroduced in the future and we cannot predict the results of such future efforts.

On June 3, 2022, the U.S. Court of Appeals for the Ninth Circuit prohibited the federal government from issuing new permits for hydraulic fracturing and acidizing of oil wells in federal waters off the coast of California until a full environmental review is completed by federal agencies. The injunction was the result of lawsuits filed by the State of California, the California Coastal Commission and environmental groups alleging that federal agencies violated environmental laws when they authorized unconventional drilling methods on offshore California platforms before the unconventional drilling methods had been fully reviewed. The court also found that the California Coastal Commission must determine if hydraulic fracturing and acidizing are consistent with California’s coastal management program.

While currently none of our California operations rely on hydraulic fracturing stimulation or acidizing of wells as discussed in the Ninth Circuit decision, any restrictions on the future use of those well stimulation treatments or other forms of injection may adversely impact our operations, including causing operational delays, increased costs, and reduced production, which could adversely affect our revenues, results of operations and net cash provided by operating activities.

Our assets are located exclusively onshore and offshore in California, making us vulnerable to risks associated with having operations concentrated in this geographic area.

We operate exclusively in California and in the waters off the coast of California. This geographic concentration disproportionately affects the success and profitability of our operations, exposing us to local price fluctuations, changes in state or regional laws and regulations, political risks, limited acquisition opportunities where we have the most operating experience and infrastructure, limited storage options, drought conditions, and other regional supply and demand factors, including gathering, pipeline and transportation capacity constraints, limited potential customers, infrastructure capacity and availability of rigs, equipment, oil field services, supplies and labor. We discuss such specific risks to our operations in more detail elsewhere in this section. In addition, we may not have the resources to effectively diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

All of our operations are conducted in areas that may be at risk of damage from fire, mudslides, earthquakes or other natural disasters.

We currently conduct operations in California and adjacent offshore areas near known wildfire and mudslide areas and earthquake fault zones. A future natural disaster, such as a fire, mudslide or an earthquake, could cause substantial interruption and delays in our operations, damage or destroy equipment, prevent or delay transport of our products and cause us to incur additional expenses, which would adversely affect our business, financial condition and results of operations. In addition, our facilities would be difficult to replace and would require substantial lead time to repair or replace. These events could occur with greater frequency as a result of the potential impacts from climate change. The insurance we maintain against earthquakes, mudslides, fires and other natural disasters would not be adequate to cover a total loss of our facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.

Increasing attention to environmental, social and governance (“ESG”) matters may impact our business.

Increasing attention to, and social expectations on companies to address, climate change and other environmental and social impacts, investor and societal explanations regarding voluntary ESG disclosures, and increased consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures will be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring, and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we do meet such targets through operational changes, they may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact. Also, despite these aspirational goals, we may receive pressure from investors, lenders, or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our stock price and/or our access to and costs of capital. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations.

Such ESG matters may also impact our customers or suppliers, which may adversely impact our business, financial condition, or results of operations.

Environmental groups may initiate litigation and take other actions to delay or prevent us from obtaining required approvals to restart and continue production.

Environmental groups have had increasing success in limiting oil and gas production by appealing to regulatory agencies, filing lawsuits and applying political pressure. In order to restart production we are required to obtain a series of permits or regulatory approvals from, among other agencies, OSFM. The laws and procedures governing these and other permits and regulatory approvals often allow third parties, including environmental groups, to challenge the draft permits and/or permit approvals through the relevant agencies and other administrative appeal processes. These groups may also file lawsuits that delay or prevent the issuance of the approvals through an injunction and/or prevailing on the legal merits. In addition, these groups may leverage the increased public attention and concern with respect to climate change and other environmental and social impacts in order to encourage government officials to withhold or delay the necessary approvals. There is no assurance that these groups will not be successful in delaying or preventing us from obtaining the required approvals through litigation or other actions.

The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and will impose new costs on our operations.

On August 16, 2022, President Biden signed into law the IRA. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower-or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the petroleum and natural gas production category. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, will increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the IRA. The methane emissions charge could increase our capital expenditures to limit methane releases and further increase our costs to the extent we exceed the limits, which may adversely affect our business and results of operations.

The cost of decommissioning and the cost of financial assurance to satisfy decommissioning obligations are uncertain.

We are required to maintain reserve funds to provide for the payment of decommissioning costs associated with our properties. The estimates of decommissioning costs are inherently imprecise and subject to change due to changing cost estimates, oil and natural gas prices and other factors. If actual decommissioning costs exceed such estimates, or we are required to provide a significant amount of collateral in cash or other security as a result of a revision to such estimates, our financial condition, results of operations and cash flows may be materially adversely affected.

We may be required to post cash collateral pursuant to our agreements with sureties, letter of credit providers or regulators under our existing or future bonding or other arrangements, which may have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan and our asset retirement obligation plan and comply with the agreements governing our existing or future indebtedness.

Pursuant to the terms of our existing bonding arrangements with various sureties in connection with the decommissioning obligations and government-mandated financial assurance obligations related to our properties, or under any future bonding arrangements we may enter into, we may be required to post collateral at any time, on demand, at the sureties’ sole discretion. If additional collateral is required to support surety bond obligations, this collateral would probably be in the form of cash or letters of credit, certificates of deposit or other similar forms of liquid collateral. Letter of credit providers would also in turn likely expect collateral to support such obligations, primarily in the form of cash or other liquid collateral.

If sureties become unwilling to enter into or continue bonding arrangements with us, regulators would likely require us to post additional collateral or fully fund our obligations with cash or other forms of liquid collateral. We cannot provide any assurance that we will be able to satisfy collateral demands for current or future bonds or letters of credit, or that we will be able to satisfy funding requirements for other arrangements with regulators. If we are required to provide additional collateral or fully fund these obligations and we cannot obtain alternative financing, our liquidity position may be negatively impacted and we may be forced to reduce our capital expenditures in the current year or future years, may be unable to execute our asset retirement obligation plan or may be unable to comply with the agreements governing our existing or future indebtedness.

Our business could be negatively affected by security threats, including cybersecurity threats, destructive forms of protest and opposition by activists and other disruptions.

As an oil and natural gas producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information, to misappropriate financial assets or to render data or systems unusable; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If any of these security breaches were to occur, they could lead to losses of financial assets, sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could lead to financial losses from remedial actions, loss of business or potential liability. In addition, destructive forms of protest and opposition by activists and other disruptions, including acts of sabotage or eco-terrorism, against oil and gas production and activities could potentially result in damage or injury to people, property or the environment or lead to extended interruptions of our operations, adversely affecting our financial condition and results of operations.

Risks Related to Being a Public Company

The market prices of our securities could be highly volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our Common Stock is likely to be volatile and subject to significant fluctuations. The trading price of our Common Stock will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related our operating performance. You may not be able to resell your shares at an attractive price due to a number of factors, such as the following:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to ours;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	speculation in the press or investment community;

•	actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;

•	our success in satisfying permitting and other regulatory requirements to restart production;

•	our success in satisfying permitting and other regulatory requirements to restart the Pipelines or obtain alternate transportation;

•	our ability to obtain water, drilling fluids and other critical resources;

•	the accuracy of our assumptions and estimates regarding the total costs associated with restarting and maintaining production and the Pipelines;

•	the market prices of oil, natural gas and NGL;

•	the success of our hedging strategy;

•	our ability to manage the safety risks associated with offshore development and production;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	the outcome of ratemaking proceedings with the California Public Utilities Commission;

•	future laws and regulations related to climate change, GHGs and ESG and administrative interpretations thereof;

•	changes in the future operating results of the Company;

•	operating and stock price performance of other companies that investors deem comparable to ours;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of our Common Stock available for public sale;

•	any major change in our Board or management;

•	sales of substantial amounts of our Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

•	other risk factors and other matters described or referenced under the sections “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to ours could depress our Common Stock price regardless of our business, prospects, financial conditions or results of operations.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our stock price may be exposed to additional risks because we became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on such transactions, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC and other government agencies on holders of our securities as a result, which could adversely affect the price of our Common Stock.

The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future. In order for our securities to remain listed on the NYSE, we must maintain certain financial, distribution and stock price levels.

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

•

a determination that our Common Stock is a “penny stock,” which would require brokers trading in such securities to adhere to more stringent rules, could adversely impact the value of our securities and/or possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect investor confidence in us and materially adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or surrounding interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with the Flame IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities and related financial disclosures for the fiscal year ended December 31, 2021.

We also identified a material weakness in our internal control over financial reporting of complex financial instruments related to our classification of redeemable shares of Flame’s Class A common stock, par value $0.0001 per share (“Flame Class A common stock”). As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023. Historically, a portion of the Flame Class A common stock was classified as permanent equity. Following our re-evaluation of the accounting classification of the Flame Class A common stock, our management has determined that the Flame Class A common stock requires classification as temporary equity.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, this could in result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our Common Stock.

As a U.S. public company, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers.

We will be required to make a formal assessment of the effectiveness of our internal control over financial reporting and, after we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have begun a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including the identification of one or more material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which would likely adversely affect the market price of our Common Stock. In addition, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC and other regulatory authorities.

Future sales, or the perception of future sales, of our Common Stock by us or our existing stockholders in the public market could cause the market price for our Common Stock to decline.

The sale of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the Registration Rights Agreement entered into by and among Sable and certain stockholders party thereto, such stockholders will be entitled to customary registration rights for 3,000,000 shares of our Common Stock following their respective lock-up periods. The sale or possibility of sale of these securities could have the effect of increasing the volatility in our share price or putting significant downward pressure on the price of our Common Stock.

Our issuance of additional shares of Common Stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.

We intend to file a registration statement with the SEC on Form S-8 providing for the registration of shares of our Common Stock issued or reserved for issuance under the Sable Offshore Corp. 2023 Incentive Award Plan (the “Incentive Plan”). The Incentive Plan will provide for automatic increases in the shares reserved for grant or issuance under the plan which could result in additional dilution to our stockholders. Subject to the satisfaction of vesting conditions and the expiration of any applicable lockup restrictions, shares registered under the registration statement on Form S-8 will generally be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Common Stock or securities convertible into our Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Common Stock or securities convertible into our Common Stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock.

In the future, we may seek to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their percentage ownership.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to Warrant Holders, thereby making their warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant Holders equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) and provided certain other conditions are met. Our Common Stock has never traded above $18.00 per share. Ninety days after the warrants become exercisable, we may redeem the outstanding warrants at a price equal to a number of shares of our Common Stock as set forth in the section “Description of Securities-Warrants-Public Stockholders’ Warrants.” If and when the warrants become redeemable by us, we may exercise our redemption rights even if we are unable to register or qualify the underlying shares of our Common Stock for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the Warrant Holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In addition, we may redeem your warrants for a number of shares of our Common Stock determined based on the redemption date and the fair market value of our Common Stock. “Fair Market Value” means the price at which property would reasonably be expected to change hands between a willing buyer and a willing seller, neither being under any compulsion to buy or sell and both having reasonable knowledge of relevant facts. Any such redemption may have similar consequences to a cash redemption described above. We have no obligation to notify holders of warrants that they have become eligible for redemption. In the event we decide to redeem the warrants, we shall fix a date for the redemption (the “Redemption Date”) and are required to mail notice of such redemption not less than 30 days prior to the Redemption Date. The warrants may be exercised any time after notice of redemption is given and prior to the Redemption Date. Redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of our Common Stock had your warrants remained outstanding. None of the Private Placement Warrants will be redeemable by us so long as they are held by Flame Acquisition Sponsor LLC (“Sponsor”), FL Co-Investment LLC (“FL Co-Investment”) and Intrepid Financial Partners L.L.C. (“Intrepid Financial Partners” and, together with Sponsor and FL Co-Investment, the “founders”) or their permitted transferees. Our decisions concerning redemptions of such warrants are subject to any applicable restrictions and limitations under our Term Loan Agreement or other agreements governing then-existing indebtedness of the Company.

There is no guarantee that the Public Warrants will ever be “in the money,” and they may expire worthless and the terms of our warrants may be amended.

The exercise price for the Public Warrants is $11.50 per share of Common Stock. Each warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per whole share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of Warrant Holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. Under our warrant agreement, we also agree that we will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant Holder in any such enforcement action by service upon such Warrant Holder’s counsel in the foreign action as agent for such Warrant Holder.

This choice-of-forum provision may limit a Warrant Holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

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

If securities or industry analysts do not publish research or reports about us, or publish negative reports, our stock price and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us. We will not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our Common Stock or change their opinion, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance it may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the costs associated with restarting and maintaining production and the Pipelines;

•	the market prices of oil, natural gas and NGL;

•	the success of our hedging strategy;

•	future accounting pronouncements or changes in our accounting policies;

•	macroeconomic conditions, both nationally and locally; and

•	any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on past results as an indication of future performance. This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Common Stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the NYSE. In particular, We are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Such laws, regulations or rules and their interpretation and application may also change from time to time and such changes could have a material adverse effect on our business, investments and results of operations. In addition, any failure by us to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an “emerging growth company” and the reduced reporting and disclosure requirements applicable to emerging growth companies could make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we remain an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•	not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, our stockholders may not have access to certain information that they may deem important.

Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;

•	the date we qualify as a “large accelerated filer,” with at least $700.0 million of common equity securities held by non-affiliates;

•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•	the last day of the fiscal year ending after the fifth anniversary of the Flame IPO.

Under the JOBS Act, emerging growth companies can also delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We may elect to take advantage of this extended transition period and as a result, our financial statements may not be comparable with similarly situated public companies.

We cannot predict if investors will find our Common Stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Common Stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Common Stock and the market price of our Common Stock may be more volatile and may decline.

Because there are no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of our Common Stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans (at least until the restart of production at SYU and the repayment or refinancing of the Term Loan Agreement) to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board and subject to restrictions and limitations in the Term Loan Agreement or any other then-existing indebtedness of the Company. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Processes for Assessing, Identifying, and Managing Cybersecurity Risks

Since the completion of the Business Combination on February 14, 2024, Management has been working to create a defined cybersecurity risk management program, but such program is not yet in place. Currently, our Information Technology team works to monitor, assess, identify and respond to potential cybersecurity incidents that threaten the Company, but does not do so pursuant to a formal policy or program. We intend to fully implement a cybersecurity risk management program by the end of this year. Currently, the Company has a formal Cyber Incident Response Plan, which we intend to test periodically for effectiveness.

No Previous Material Cybersecurity Threats

As of the date of this report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences for the Company. While we intend to devote resources to our security measures to protect our systems and information during 2024, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Board of Directors’ Oversight of Cybersecurity Risks

The audit committee of our Board is responsible for the oversight of risks from cybersecurity threats. As part of its oversight, our audit committee and certain members of the Company’s management will meet quarterly to discuss ongoing initiatives and to facilitate coordination between Company stakeholders. At these meetings, our Vice President of Information Technology will review with our audit committee current and emerging cybersecurity threats, as well as key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance in countering cybersecurity threats. Our Vice President of Information Technology will also annually review the Company’s cybersecurity risk management program with our Board.

Management’s Role in Assessing and Managing Cybersecurity Risks

Our Vice President of Information Technology is primarily responsible for assessing and managing the Company’s material cybersecurity risks, monitoring the effectiveness of our cybersecurity detection and response processes and providing updates on cybersecurity to our executive team. Our Vice President of Information Technology has more than 25 years of experience working in the field of information technology, including significant experience directing enterprise-level cybersecurity programs.

Item 2.	Properties

SYU consists of three offshore platforms, Hondo, Heritage and Harmony, and an onshore oil and natural gas processing facility in Goleta, California. The platforms are located from five to nine miles offshore Santa Barbara County in federal waters. We own and operate 16 federal leases and subsea pipelines, which transport crude oil, natural gas and produced water from the platforms to the onshore processing facilities. For further information, see “Business—Operations.”

Our principal executive office is located at 845 Texas Avenue, Suite 2900, Houston, Texas 77002. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

For information regarding the Line 901 incident and other legal proceedings, see “Business—Pipeline 901 Incident.”

Other Legal Proceedings

As part of Sable’s normal business activities, it may be named as a defendant in litigation and other legal proceedings, including those arising from regulatory and environmental matters. If Sable determines that a negative outcome is probable and the amount of loss is reasonably estimable, we will accrue the estimated amount. Sable is not aware of any pending or threatened legal proceedings against Sable as of the date of this Annual Report on Form 10-K and no amounts have been accrued for litigation or legal proceedings as of December 31, 2023.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock and Public Warrants trade on the NYSE under the symbols “SOC” and “SOC.WS,” respectively.

Holders

On March 27, 2024, there were 56 holders of record of our Common Stock, 1 holder of record of our Public Warrants and nine holders of record of our private placement warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of December 31, 2023, we had no equity compensation plans or outstanding equity awards. In connection with the Business Combination, the Company adopted the Incentive Plan in order to facilitate the grant of cash and equity incentives to directors, employees, including named executive officers, and consultants to help attract and retain the services of these individuals. The aggregate number of shares of Common Stock that are available for issuance under the Incentive Plan is 15,621,569, provided that the number of shares of Common Stock authorized for issuance under the Incentive Plan is subject to an annual increase for ten years on the first day of each calendar year beginning January 1, 2024, in an amount equal to the lesser of (A) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “we”, “us”, “our”, “Flame” or the “Company” in this Item 7 are to Flame Acquisition Corp. before the consummation of the Business Combination. References to “New Sable” are to Sable Offshore Corp., after the consummation of the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this annual report. The financial information included in this Item 7 is that of the Company prior to the Business Combination because the Business Combination was consummated subsequent to the period covered by the audited financial statements included in this annual report.

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this annual report, and those described in our other Securities and Exchange Commission filings.

Overview

We were incorporated in Delaware on October 16, 2020 and, until February 14, 2024, were a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Business Combination

On November 2, 2022, we entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “ Legacy Sable”). Pursuant to the Merger Agreement, on February 14, 2024, (i) Holdco merged with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) SOC merged with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the Business Combination, Flame changed its name to “Sable Offshore Corp.”.

Special Meeting and Closing of the Transactions

On February 12, 2024, we held a special meeting of stockholders (the “Special Meeting”), at which the Flame stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on February 14, 2024 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

PIPE Subscription Agreements

In connection with the Business Combination, Holdco and Flame entered into subscription agreements (collectively, as amended, supplemented or otherwise modified, the “Initial PIPE Subscription Agreements”) with certain investors (the “PIPE Investors”) for an aggregate commitment amount of $520,000,000 (the “Initial PIPE Investments”), pursuant to which such investors agreed to purchase an aggregate of 52,000,000 shares of common stock of New Sable, par value of $0.0001 per share (“Common Stock”), at a price of $10.00 per share upon the consummation of the Business Combination. On February 12, 2024, following the Special Meeting, a PIPE Investor that subscribed for $125,000,000 of the Initial PIPE Investment informed the Company that it would not be able to fund that subscribed amount by the Closing due to difficulties it experienced related to receiving called capital from certain of its foreign investors. The inability of that PIPE Investor to fund its commitment did not relieve the obligations of the other PIPE Investors to fund their commitments in connection with the Closing. On February 12, 2024 and February 13, 2024, the Company entered into subscription agreements (collectively, the “Additional PIPE Subscription Agreements” and, together with the Initial PIPE Subscription Agreements, the “PIPE Subscription Agreements”) (including an additional $25,000,000 commitment from James C. Flores, our Chairman and Chief Executive Officer) on substantially the same terms as those contained in the Initial PIPE Subscription Agreements to replace, in the aggregate, $55,000,000 of the amount previously committed by the PIPE Investor described above (the “Additional PIPE Investments” and, together with the Initial PIPE Investments, the “PIPE Investments”). On February 14, 2024, immediately following the Closing, New Sable issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for an aggregate PIPE Investment of $440,249,100 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements.

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the holders of the limited liability company interests in Holdco designated as Holdco Class A shares entered into a registration rights agreement with New Sable (the “Registration Rights Agreement”) pursuant to which the holders were granted certain registration rights with respect to the Common Stock received as consideration in the Merger.

Pursuant to the Registration Rights Agreement, New Sable agreed to file a registration statement within 30 calendar days after the consummation of the Merger registering the resale of the registrable securities under the Registration Rights Agreement, and use its commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies New Sable that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date New Sable are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. New Sable thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time the registration statement is effective, any holder signatory to the Registration Rights Agreement may request, one time in any 12-month period, to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement for a total offering price reasonably expected to exceed, in the aggregate, $25 million. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by New Sable and other New Sable stockholders. New Sable will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement, subject to limited exceptions.

Pursuant to the Registration Rights Agreement, the holders of Holdco Class A shares immediately prior to the effective time of the Holdco Merger, subject to limited exceptions, agreed to a lock-up on their shares of Common Stock, pursuant to which such parties agreed to not transfer shares of Common Stock held by such parties for a period of three years following the closing of the Business Combination.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form Registration Rights Agreement filed as an exhibit to New Sable’s Current Report on Form 8-K, filed with the SEC on February 14, 2024.

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

On February 27, 2023, at a special meeting of stockholders, the Company’s stockholders voted to approve an amendment (the “Extension Amendment Proposal”) to the amended and restated certificate of incorporation to extend the date by which the Company must complete a business combination (the “Extension”) from March 1, 2023, to September 1, 2023 (the “Extended Date”). In connection with the Extension, stockholders holding 20,317,255 shares of our Class A common stock, par value $0.0001 per share (“Flame Class A common stock”) exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Flame Class A common stock. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

On February 27, 2023, in connection with the Extension, we filed an amendment (the “Extension Amendment”) to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Extension Amendment extends the date by which we must consummate our initial business combination from March 1, 2023 to September 1, 2023.

On June 13, 2023, Sable and EM entered into a First Amendment (the “First Amendment”) to the Sable-EM Purchase Agreement. Pursuant to the First Amendment, Sable and EM agreed to amend the Sable-EM Purchase Agreement to, among other things, provide that the closing of the transactions contemplated by the Sable-EM Purchase Agreement was scheduled to take place on June 30, 2023 (the “Sable-EM Scheduled Closing Date”), unless one or more of the conditions to closing described in the Sable-EM Purchase Agreement was not satisfied as of the Sable-EM Scheduled Closing Date, in which case the closing would be held three business days after all such conditions were satisfied or waived, or such other date as the parties may mutually agree in writing, but in no event later than December 31, 2023. The First Amendment also lowered the “Minimum Cash Threshold” (as defined in the Sable-EM Purchase Agreement) from $200,000,000 to $150,000,000. On December 15, 2023, Sable and EM entered into a Second Amendment (the “Second Amendment”) to the Sable-EM Purchase. Pursuant to the Second Amendment, Sable and EM agreed to amend the Sable-EM Purchase Agreement to, among other things, provide that the closing of the transactions contemplated by the Sable-EM Purchase Agreement was scheduled to take place on February 1, 2024 (the “Second Sable-EM Scheduled Closing Date”), unless (i) Sable and EM agreed to close on a date prior to the Second Sable-EM Scheduled Closing Date, in which case the closing would be held on such agreed date, or (ii) one or more of the conditions to closing described in the Sable-EM Purchase Agreement were not satisfied as of the Second Sable-EM Scheduled Closing Date, in which case the closing would be held three business days after all such conditions have been satisfied or waived, or such other date as the parties may mutually agree in writing, but in no event later than February 29, 2024. The obligations of EM to consummate the transactions contemplated by the Sable-EM Purchase Agreement were subject to the satisfaction by Sable (unless waived by EM) of, among other conditions, the condition that the amount of Available Cash of Sable was not less than the Minimum Cash Threshold.

On June 30, 2023, Flame and Sable entered into a Second Amendment to the Merger Agreement, pursuant to which the parties agreed to extend the date by which the parties must consummate the Business Combination, or otherwise either Flame or Sable would be able to terminate the Merger Agreement, from June 30, 2023 to March 1, 2024.

On August 22, 2023, we issued an aggregate of 7,187,500 shares of Flame Class A common stock to Sponsor, FL Co-Investment, Intrepid Financial Partners, Flame’s independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Flame Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Flame Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Flame Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Flame IPO. After the Class B Conversion, no shares of Flame Class B common stock remained outstanding.

On August 29, 2023, at a special meeting of stockholders, Flame’s stockholders voted to approve the Second Extension Amendment Proposal to the Flame certificate of incorporation to extend the date by which we must complete a business combination from September 1, 2023 to March 1, 2024. In connection with the Second Extension, stockholders holding 2,328,063 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account (approximately $10.31 per share), representing approximately 27.61% of Flame’s then issued and outstanding public shares. After giving effect to such redemptions, approximately $63.0 million remained in the trust account.

On August 29, 2023, in connection with the Second Extension, we filed the Second Extension Amendment to the Flame certificate of incorporation with the Secretary of State of the State of Delaware. The Second Extension Amendment extended the date by which we had to consummate our initial business combination from September 1, 2023 to March 1, 2024.

On December 5, 2023, the California State Lands Commission voted unanimously to approve amendments to right-of-way leases held directly or indirectly by EM, for existing infrastructure serving offshore platforms Hondo, Harmony and Heritage in SYU. The amendments, among other things, extend the holdover periods for each of the leases by five years to December 31, 2028 and January 31, 2029, increase the bonding requirements from $1,000,000 to $15,000,000 and from $1,000,000 to $5,000,000, and provide for increased inspection and monitoring requirements. These leases were subsequently assigned to Sable. Sable does not expect the assignment of the leases to have an impact on the regulatory approval process.

Results of Operations

Our entire activity since inception through December 31, 2023 was related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (see Note 1 to our financial statements included elsewhere in this annual report). We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities and promissory notes. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Until consummation of its Business Combination, the Company used the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements included elsewhere in this annual report) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements included elsewhere in this annual report), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

For the year ended December 31, 2023, we had a net loss of $32,180,557, which consisted of interest income on our amounts held in the Trust Account of $4,415,456, offset by an increase in the fair value of warrants of $27,064,500 (due to a corresponding increase in the market price of the warrants) operating costs of $4,918,801, income tax expense of $914,318 and an increase in fair value of the previously issued promissory notes of $3,698,394.

For the year ended December 31, 2022, we had a net loss of $2,590,948, which consisted of interest income on our amounts held in the Trust Account of $3,989,061, and a decrease in the fair value of warrants of $498,000, offset by operating costs of $6,150,199, income tax expense of $757,069 and an increase in fair value of the previously issued promissory notes of $170,741.

Going Concern

As of December 31, 2023, we had cash outside the Trust Account of $267,816 available for working capital needs and a working capital deficit of $16,407,803. All remaining cash held in the Trust Account was generally unavailable for the Company’s use, prior to our initial business combination, and was restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of December 31, 2023, $2,969,263 of the amount in the Trust Account was available to be withdrawn as described above, which is net of the $1,446,193 the Company withdrew for payment of taxes during the period ended December 31, 2023. Through December 31, 2023, the Company’s liquidity needs were satisfied through various promissory notes from our sponsor (see further discussion of the individual promissory notes in Note 5).

Management has addressed near-term capital funding needs with the PIPE capital raise and the consummation of the Business Combination and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production at SYU. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Due to the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this annual report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $267,816. Until the consummation of our initial public offering, our only sources of liquidity were an initial purchase of common stock by our founders and a loan from the Sponsor, FL Co-Investment and Intrepid Financial Partners.

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

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,750,000 warrants to our initial stockholders, each exercisable to purchase one share of Flame Class A common stock at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $7,750,000.

Upon the closing of our initial public offering and the private placement, $287,500,000 of the net proceeds of the sale of the Units in our initial public offering and the sale of private placement warrants in the private placement were placed in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with American Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as described below. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the funds held in the Trust Account would not be released until the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or redeem 100% of our public shares if we did not complete our initial business combination by March 1, 2024, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we were unable to complete our initial business combination by March 1, 2024, subject to applicable law. On February 21, 2023, the Trust Account was liquidated to thereafter be held in cash.

Related Party Transactions

Founder Shares

In November 2020, our founders acquired 7,187,500 shares of Flame Class B common stock (the “founder shares”) for an aggregate purchase price of $25,000. Our Sponsor purchased 4,671,875 founder shares, FL Co-Investment purchased 1,257,813 founder shares and Intrepid Financial Partners purchased 1,257,812 founder shares. Also in November 2020, our Sponsor transferred 434,375 founder shares to our independent director nominees and certain individuals, including Gregory D. Patrinely, our Executive Vice President and Chief Financial Officer, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 founder shares to our Sponsor, respectively, at their original purchase price.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of:

(a) one year after the completion of our initial business combination or (b) subsequent to our initial business combination, (x) if the last reported sale price of our Flame Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees would be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

On August 22, 2023, we issued an aggregate of 7,187,500 shares of Flame Class A common stock to the Sponsor, FL Co-Investment, Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the Class B Conversion. The 7,187,500 shares of Flame Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Flame Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions and waiver of redemption rights, as described in the prospectus for the IPO described below (See Note 3 - Initial Public Offering). After the Class B Conversion, no shares of Flame Class B common stock remained outstanding.

Private Placement Warrants

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,750,000 private placement warrants to our initial stockholders, each exercisable to purchase one share of Flame Class A common stock at $11.50 per share, at a price of $1.00 per private placement warrant, generating gross proceeds to us of $7,750,000.

Each private placement warrant is exercisable for one whole share of Flame Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the initial stockholders was added to the proceeds from our initial public offering held in the Trust Account. If we had not completed a business combination by March 1, 2024, the private placement warrants would have expired worthless. Except as set forth below, the private placement warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the initial stockholders or their permitted transferees.

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

On March 1, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $365,000 to cover additional expenses related to our initial public offering (the “First Working Capital Loan”). This loan was non-interest bearing and is payable upon the completion of the initial business combination. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial

Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of December 31, 2023 and 2022, we have borrowed $365,000 under the First Working Capital Loan.

On December 27, 2021, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $800,000 to cover additional expenses related to our search for the initial business combination (the “Second Working Capital Loan”). This loan was non-interest bearing and payable upon the completion of the initial business combination. As of December 31, 2023 and 2022, we have borrowed $800,000 under the Second Working Capital Loan.

On March 29, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $335,000 to cover additional expenses related to our search for the initial business combination (the “Third Working Capital Loan”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of December 31, 2023 and 2022, we have borrowed $335,000 under the Third Working Capital Loan. The Sponsor assigned $111,667 of the Third Working Capital Loan to each of our Executive Vice President and Chief Financial Officer, Gregory Patrinely, and President, J. Caldwell Flores and $111,666 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner.

On September 30, 2022, we issued an unsecured promissory note as a working capital loan to the Sponsor in the principal amount of $170,000 to cover additional expenses related to our search for the initial business combination (the “Q3 2022 Promissory Note”). This loan is non-interest bearing and payable upon the completion of the initial business combination. As of December 31, 2023 and 2022, we have borrowed $170,000 under the Q3 2022 Promissory Note.

On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023 and 2022, we have borrowed $200,000 under the Q4 2022 Promissory Note.

On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000. On May 12, 2023, the Q1 2023 Promissory note was amended to clarify that approximately $356,370 of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant, while the remainder of the note proceeds are non-convertible notes. The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $535,000 under the Q1 2023 Promissory Note.

On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $395,000 under the First Q2 2023 Promissory Note. Also on May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $355,000. The Second Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $355,000 under the Second Q2 2023 Promissory Note.

On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Third Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $100,000 under the Third Q2 2023 Promissory Note. Also on June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $50,000 under the Fourth Q2 2023 Promissory Note.

On August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $635,000. The First Q3 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $635,000 under the First Q3 2023 Promissory Note. Also on August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Second Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $495,000. The Second Q3 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023, we have borrowed $495,000 under the Second Q3 2023 Promissory Note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors could, but were not obligated to, loan us funds. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans was convertible into warrants at a price of $1.00 per warrant at the option of the lender (the “Working Capital Loans”). Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. On March 29, 2023, the Company and the Sponsor entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant.

The following table presents the balances of the Working Capital Loans (at principal value) as of December 31, 2023. The Working Capital Loans are recorded at their respective fair value on each balance sheet date (see Note 5 and Note 9 to the financial statements for further discussion). If we complete the initial business combination, all such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

Amount
Working Capital Loans
First Working Capital loan	$365,000
Second Working Capital loan	800,000
Third Working Capital loan	335,000
Q3 2022 Promissory Note	170,000
Q4 2022 Promissory Note	200,000
Q1 2023 Promissory Note	356,370
First Q2 2023 Promissory Note	395,000
Fourth Q2 2023 Promissory Note	50,000
First Q3 2023 Promissory Note	635,000

Total convertible notes	$3,306,370

The following table presents the balances of the Promissory Note Loans (at principal value) as of December 31, 2023. None of the Promissory Note Loans are convertible into warrants.

Promissory Note Loans
Q1 2023 Promissory Note	$178,630
Second Q2 2023 Promissory Note	355,000
Third Q2 2023 Promissory Note	100,000
Second Q3 2023 Promissory Note	495,000

Total promissory notes to related parties	$1,128,630

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the Company IPO, or to any of their respective affiliates, prior to or in connection with the Business Combination. At the Closing, all of the Working Capital Loans were converted into an aggregate of 3,306,370 Warrants at a price of $1.00 per Warrant and each of the Promissory Note Loans were fully repaid.

Commitments and Contingencies

Registration Rights

The holders of our founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Flame Class A common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares), are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate, paid upon the closing of our initial public offering. An additional fee of $0.35 per Unit, or $10,062,500 in the aggregate will be payable to the underwriters pursuant to the Business Combination Marketing Agreement. The deferred business marketing fee became payable to the underwriters from the amounts held in the Trust Account solely upon consummation of the Business Combination on February 14, 2024, in accordance with the terms of the underwriting agreement.

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

Investments Held in the Trust Account

As of December 31, 2022, our portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. On February 21, 2023, the Trust Account was liquidated to thereafter be held in cash, which may include an interest bearing demand deposit account at a national bank. As of December 31, 2023, the Trust Account was still held in cash.

Flame Class A Common Stock Subject to Possible Redemption

As of December 31, 2023, we accounted for our Flame Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity.” Shares of Flame Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Flame Class A common stock (including shares of Flame Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Flame Class A common stock are classified as stockholders’ equity. Our shares of Flame Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events.

On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Flame Class A Common Stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023.

On August 29, 2023, the Company was notified by stockholders holding 2,328,063 shares of Flame Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $24,008,096 (approximately $10.31 per share) was removed from the Trust Account to pay such redeeming holders on August 31, 2023.

As of December 31, 2023, 6,104,682 shares of Flame Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

On February 12, 2024, holders of 150,823 shares of Flame Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $1,572,250 (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Flame Class A common stock and Flame Class B common stock. Income and losses are shared pro rata between the two classes of shares.

Net (loss) income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Flame Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net (loss) income per share of common stock is computed by dividing the pro rata net income between the shares of Flame Class A common stock and the shares of Flame Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted net (loss) income per share does not consider the effect of the warrants issued in connection with the Flame IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2023, the warrants were exercisable for 25,431,370 shares of Flame Class A common stock in the aggregate.

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

We issued 14,375,000 common stock warrants to investors in our initial public offering and issued 7,750,000 private placement warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The difference between the fair value of the private placement warrants and the initial purchase consideration thereof is recorded as compensation expense. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants and Private Warrants were initially and subsequently measured at fair value using a Monte-Carlo simulation model. Beginning as of December 31, 2021, the fair value of Public Warrants have been measured based on the listed market price of such Public Warrants. The private placement warrants are measured by reference to the listed trading price of the Public Warrants at December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The FASB issued this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.

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

Reference is made to Pages F-1 through F-24 comprising a portion of this annual report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023, due to a material weaknesses in our internal control over financial reporting over the accounting for complex financial instruments, which resulted in the restatement of Flame’s prior financial statements included in its 2021 Annual Report on Form 10-K. In light of this, we performed additional analysis as deemed necessary to ensure that Flame’s financial statements for the year ended December 31, 2023 were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this annual report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 7.01 Regulation FD Disclosure or Item 8.01 Other Events.

On March 26, 2024, Sable, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) among (i) Grey Fox, LLC, MAZ Properties, Inc., Bean Blossom, LLC, Winter Hawk, LLC, Mark Tautrim, Trustee of the Mark Tautrim Revocable Trust, and Denise McNutt, on behalf of themselves and the Court-certified Settlement Class (the “Plaintiffs and Settlement Class Members”), (ii) Pacific Pipeline Company (“PPC”), and (iii) Sable, with respect to the settlement and release of certain claims related to the Pipelines, including claims impacting the right of way for the Pipelines (collectively, the “Released Claims”).

Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members will be obligated to, among other things, (a) release Sable, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with Sable and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate it thereafter, including obtaining all necessary regulatory approvals, consistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No. 2:20-cv-02415 (United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) Sable has agreed to among other things, (a) create an interest-bearing non-reversionary qualified settlement fund and pay $35,000,000 into such fund, and (b) deliver to class counsel an irrevocable standby letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35,000,000 to secure Sable’s obligation to make certain payments under the Settlement Agreement. The Settlement Agreement is subject to approval by the United States District Court for the Central District of California (the “Court”). There can be no assurance that the Court will grant final approval of the Settlement Agreement on its current terms or at all.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this annual report, our directors and officers are as follows:

Name	Age	Position
James C. Flores	64	Chairman and Chief Executive Officer
J. Caldwell Flores	31	President
Gregory D. Patrinely	38	Executive Vice President and Chief Financial Officer
Doss R. Bourgeois	66	Executive Vice President and Chief Operating Officer
Anthony C. Duenner	64	Executive Vice President, General Counsel and Secretary
Michael E. Dillard	65	Director
Gregory P. Pipkin	64	Director
Christopher B. Sarofim	60	Director

James C. Flores. Mr. Flores is our co-founder and has served as our Chief Executive Officer and Chairman of our board of directors since our inception. From our inception to March 3, 2023, he also served as our President. From May 2017 until February 2021, Mr. Flores served as President, Chief Executive Officer and Chairman of Sable Permian Resources, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Sable Permian Resources filed a voluntary petition for bankruptcy on June 25, 2020 and emerged from bankruptcy on February 1, 2021. Prior to Sable Permian Resources, Mr. Flores served as Vice Chairman of Freeport-McMoRan, Inc. and CEO of Freeport-McMoRan Oil & Gas, a wholly owned subsidiary of Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, from June 2013 until April 2016. From 2001 until 2013, Mr. Flores was the Chairman, CEO and President of Plains Exploration & Production Company (“PXP”) and Chairman and CEO of Plains Resources Inc. From 1994 until 2000, Mr. Flores was also the Chairman and CEO of Flores & Rucks, Inc. which, after several acquisitions, was later renamed Ocean Energy Inc. prior to its sale to Devon Energy Corporation. Since 1982, Mr. Flores has had an extensive career in the oil and gas industry in the roles of Chairman, Chief Executive Officer, and President of four public and one private oil & gas exploration and production companies. He is a member of the National Petroleum Council, serves as Trustee for the Baylor College of Medicine and is a Director for the Waterfowl Research Foundation. He was recognized as Executive of the Year in 2004 in Oil and Gas Investor magazine. Mr. Flores received a B.S. degree in corporate finance and petroleum land management from Louisiana State University. We believe Mr. Flores is qualified to serve on our board of directors due to his more than 35 years in the oil and gas industry, including as Chief Executive Officer of several public companies. Mr. Flores is the father of Mr. J. Caldwell Flores, our President.

J. Caldwell Flores. Mr. Flores has served as our President since March 3, 2023. Previously, he served as our Vice President from March 1, 2021 to March 3, 2023. Mr. Flores has also served as President of Sable Offshore Corp. since September 2021 and as President of Sable Minerals, Inc., a Houston-based private oil and gas company, overseeing the daily operations and administration, as well as providing investment analysis for the firm since January 1, 2015. Prior to assuming the role of President of Sable Minerals, Inc., Mr. Flores was a Senior Associate for Sable Permian Resources, LLC, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities from February 2018 until February 2021. Prior to that, Mr. Flores served as Operations Manager for Sable Minerals, Inc. from 2015 through 2017. Mr. Flores received a B.S. degree in Business Administration from the University of Houston. Mr. Flores is the son of James C. Flores, our Chairman and Chief Executive Officer.

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

Doss R. Bourgeois. Mr. Bourgeois has served as our Executive Vice President and Chief Operating Officer since March 3, 2023. He has also served as Executive Vice President and Chief Operating Officer of Sable Offshore Corp. since September 2021. Mr. Bourgeois served as Executive Vice President of Sable Permian Resources, LLC from May 2017 until February 2021. Mr. Bourgeois served as President and Chief Operating Officer of Freeport-McMoRan Oil & Gas (“FM O&G”) from July 2015 until April 2016. Mr. Bourgeois served as Executive Vice President, Exploration and Production of FM O&G from June 2013 until July 2015. He previously served as Executive Vice President, Exploration and Production of FM O&G’s predecessor, PXP from June 2006 until PXP merged into Freeport-McMoRan Copper & Gold in May 2013. Mr. Bourgeois also served as PXP’s Vice President of Development from April 2006 to June 2006 and as PXP’s Vice President—Eastern Development Unit from May 2003 to April 2006. Prior to that time, Mr. Bourgeois was Vice President at Ocean Energy, Inc. from August 1993 to May 2003. He also served in various production engineering and drilling engineering roles for Consolidated Natural Gas Producing Company from August 1983 to August 1993 and for Mobil Oil Company from December 1980 to August 1983. Mr. Bourgeois holds a B.S. degree in Petroleum Engineering from Louisiana State University.

Anthony C. Duenner. Mr. Duenner has served as our Executive Vice President, General Counsel and Secretary since March 3, 2023. Previously, he served as our Vice President from March 1, 2021 to March 3, 2023. Mr. Duenner has also served as Executive Vice President, General Counsel & Secretary of Sable Offshore Corp. since September 2021. Mr. Duenner has over 35 years of diverse legal and commercial energy experience. From May 2017 until February 2021, Mr. Duenner served as Vice President, Corporate Development of Sable Permian Resources, LLC, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Prior to Sable Permian Resources, LLC, from June 2013 to April 2017, Mr. Duenner was Vice President—International & New Ventures for FM O&G, a wholly owned subsidiary of Freeport-McMoRan Inc., where he had responsibility for the company’s international commercial activities as well as new ventures and partnerships. He previously served as Vice President – International & New Ventures of FM O&G’s predecessor, PXP from May 2005 until PXP merged into Freeport-McMoRan Copper & Gold in May 2013. While with PXP, Mr. Duenner also served as the company’s Assistant General Counsel from May 2005 until November 2007. Prior to that time, Mr. Duenner was Vice President, Corporate Development for integrated energy company Entergy Corp., where he led corporate development activities for Entergy and its subsidiaries from 2004 to 2005. Prior to Entergy, from 1998 to 2004, Mr. Duenner served in a various project development and wholesale origination functions within Enron International and its successor Prisma Energy International. Previously, Mr. Duenner was in the private practice of law with Bracewell LLP in Houston (Partner from 1994 to 1997 and Associate from 1988 to 1994) and with Morgan Lewis in Washington, D.C (Associate from 1986 to 1988). Mr. Duenner attended the University of Oklahoma and received a B.S. degree in Finance and a J.D. degree from the University of Tulsa.

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

The NYSE listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his background, employment and affiliations, our board has determined that each of Michael E. Dillard, Gregory P. Pipkin and Christopher B. Sarofim are “independent directors” as defined by the NYSE listing standards and applicable SEC rules.

Committees of the Board

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter approved by our Board with the composition and responsibilities described below. The charter of each committee is available on our website at http://www.sableoffshore.com.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board. Michael E. Dillard, Gregory P. Pipkin and Christopher B. Sarofim serve as members of our nominating and corporate governance committee. Under the NYSE listing standards and applicable SEC rules, our nominating and corporate governance committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Michael E. Dillard, Gregory P. Pipkin and Christopher B. Sarofim meet the independent director standard under the NYSE listing standard, and Mr. Dillard serves as chairman of the nominating and corporate governance committee.

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

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are Messrs. Dillard, Pipkin and Sarofim. None of the members of our compensation committee are or have been officers or employees of Sable or Flame. None of our executive officers currently serve, or in the past year have served, as a member of our Board or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers that serves on our board of directors or compensation committee.

Code of Ethics

Our Board has adopted a code of business conduct and ethics that applies to all of Sable’s directors, officers and employees, including Sable’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as Sable’s contractors, consultants and agents. The full text of Sable’s code of business conduct and ethics has been posted on our website at www.sableoffshore.com. Sable will disclose any amendments to Sable’s code of business conduct and ethics, or waivers of its requirements, applicable to Sable’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on Sable’s website identified above, or in filings under the Exchange Act.

Corporate Governance Guidelines

Our Board has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman of the Board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at http://sableoffshore.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, and rules of the SEC thereunder, require our directors, officers and persons who own more than 10% of our Common Stock to file initial reports of their ownership of our Common Stock and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of our Common Stock are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports and amendments thereto received by us and written representations from these persons that no other reports were required, we believe that during the fiscal year ended December 31, 2023, our directors, officers and owners of more than 10% of our Common Stock complied with all applicable filing requirements except that with respect to one transaction, Pilgrim Global ICAV filed one late Form 3, with respect to one transaction, Anthony Duenner filed one late Form 3, with respect to one transaction, Doss Bourgeois filed one late Form 3, with respect to one transaction, J. Caldwell Flores filed one late Form 3, and with respect to one transaction, J. Caldwell Flores filed one late Form 4.

Item 11.	Executive Compensation

For 2023 and all prior periods, neither we nor Legacy Sable have paid any cash or other compensation to executive officers for their services to us or Legacy Sable.

Employment Agreements with Executive Officers

On November 2, 2022, Legacy Sable entered into employment agreements with each of James C. Flores, Gregory D. Patrinely, Doss R. Bourgeois, Anthony C. Duenner, and J. Caldwell Flores, the effectiveness of which were conditioned upon the consummation of the Business Combination. The employment agreements, became effective on the Closing Date and have been assumed by us. The key terms of the employment agreements are summarized below:

Position; Term

James C. Flores serves as Chairman of the Board of Directors and Chief Executive Officer; Mr. Patrinely serves as Executive Vice President and Chief Financial Officer; Mr. Bourgeois serves as Executive Vice President and Chief Operating Officer; Mr. Duenner serves as Executive Vice President, General Counsel and Secretary; and J. Caldwell Flores serves as President, respectively, of the Company. Each of the employment agreements provides for a fixed three-year employment term with three-year evergreen renewals.

Compensation

Each of the employment agreements provides for an annual base salary, eligibility to participate in the Company’s annual bonus plan once the SYU Assets begin production and the Incentive Plan, and eligibility to participate in the Company’s benefit plans. James C. Flores receives an annual base salary of $1,300,000 and each of the other executive officers receives an annual base salary of $800,000. All base salaries are subject to periodic review by the Company’s Compensation Committee. The annual incentive bonus target is 150% of the base salary for each executive officer.

Following the Closing, each executive officer, other than James C. Flores, received a cash payment equal to $750,000 as compensation for previously uncompensated services provided to the Company before Closing.

Closing Date Equity Award

James C. Flores’ employment agreement provides that equity incentive awards may be granted annually to him at the sole discretion of the Company’s Compensation Committee and Board. The other executive officers will receive, after Closing, an award under the Company’s Incentive Plan of 650,000 shares of Common Stock, subject to the Incentive Plan’s vesting and forfeiture terms, provided that such awards will vest no later than the third anniversary of the Closing Date. Such equity awards may be reduced on a proportionate basis such that the combined number of shares awarded to the executive officers and other Company employees and the 3,000,000 shares issued to the Holdco equityholders as consideration for the Merger does not exceed 15% of the outstanding number of shares of Common Stock immediately after Closing.

Termination

In the event that an executive officer is terminated for “cause” (as defined in the respective executive officer’s employment agreement) or resigns without “good reason” (as defined in the respective executive officer’s employment agreement), then such executive officer will be entitled to any unpaid base salary through the date of termination, reimbursement for any unreimbursed business expenses incurred through the date of termination, any accrued but unused vacation time in accordance with the company’s policy, any earned but unpaid annual bonus, incentive, or other cash bonuses for any prior period that remain unpaid, and all accrued benefits (e.g., benefits plans, and earned and vested equity awards, in each case in accordance with their terms) (collectively, the “Accrued Benefits”). Additionally, if an executive officer other than James C. Flores is terminated without cause, resigns for good reason or is terminated due to non-renewal of his employment agreement by the Company, in each case before a “change in control” (as defined in the respective executive officer’s employment agreement) or more than two years after a change in control, then the executive officer will be entitled to the Accrued Benefits.

If James C. Flores is terminated without cause, resigns for good reason (including any resignation following a change in control) or retires after reaching age 73, he will be entitled to, among other benefits, the Accrued Benefits and cash severance equal to two times (three times in the case of a termination in connection with a change in control) the sum of his base salary and his three-year average annual bonus with such amounts grossed up for excise taxes under Section 4999 of the Code, if applicable. In addition, James C. Flores will be entitled to acceleration of all outstanding equity incentive awards then held and all performance goals will be deemed achieved at maximum levels and 36 months of company-paid healthcare benefits. If any other executive officer is terminated without cause or resigns for good reason in connection with a change in control, he will be entitled to the accrued benefits along with cash severance equal to three times the sum of his base salary and his three-year average annual bonus.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Sable Offshore Corp., 845 Texas Avenue, Suite 2900, Houston, Texas, 77002.

The beneficial ownership of our Common Stock is based on 60,166,269 shares of Common Stock issued and outstanding as of March 27, 2024, including the redemption of the shares of Common Stock as described above.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Pilgrim Global ICAV(2)	8,000,000	13.3%
FMR LLC(3)	9,024,910	15.0%
Directors and Named Executive Officers:
James C. Flores(4)	16,970,120	25.5%
Gregory D. Patrinely(5)	406,042	*
Michael E. Dillard(6)	581,875	*
Gregory P. Pipkin(7)	296,875	*
Christopher B. Sarofim(8)	6,924,375	11.4%
J. Caldwell Flores(9)	935,942	1.5%
Doss R. Bourgeois(10)	300,000	*
Anthony C. Duenner(11)	371,666	*

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is Sable Offshore Corp., 845 Texas Avenue, Suite 2900, Houston, Texas 77002.
(2)

May be deemed to be beneficially owned by Pilgrim Global Advisors LLC, the investment adviser to Pilgrim Global ICAV. Darren Maupin is the majority owner of Pilgrim Global Advisors LLC. The principal business address of Pilgrim Global ICAV is 33 Sir John Rogerson’s Quay, Dublin 2, Ireland.

(3)

May be deemed to be beneficially owned by FMR LLC, certain of its subsidiaries and affiliates, and other companies. Abigail P. Johnson is the Director, Chair and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(4)

Consists of (i) 7,963,750 shares of Common Stock, (ii) 6,481,370 Warrants to acquire Common Stock that are exercisable within 60 days, and (iii) 2,500,000 shares of Common Stock held of record by Flores Family Limited Partnership #2. Mr. Flores is the general partner of Flores Family Limited Partnership #2. As such, Mr. Flores may be deemed to share beneficial ownership of the shares of Common Stock of record by Flores Family Limited Partnership #2. Mr. Flores may be deemed to share beneficial ownership of 25,000 shares of Common Stock held of record by certain family limited partnerships that he may be deemed to control.

(5)	Consists of (i) 71,875 shares of Common Stock and (ii) 334,167 Warrants to acquire Common Stock that are exercisable within 60 days.
(6)	Consists of (i) 101,875 shares of Common Stock and (ii) 480,000 Warrants to acquire Common Stock that are exercisable within 60 days.
(7)	Consists of (i) 211,875 shares of Common Stock and (ii) 85,000 Warrants to acquire Common Stock that are exercisable within 60 days.
(8)

Consists of (i) 596,875 shares of Common Stock held of record by Mr. Sarofim, (ii) 327,500 Warrants to acquire Common Stock that are exercisable within 60 days, (iii) 3,000,000 shares of Common Stock held of record by Victorious Angel Group LTD and (iv) 3,000,000 shares of Common Stock held of record by Fayez Sarofim & Co. Mr. Sarofim is the managing member of Victorious Angel Group LTD. As such, Mr. Sarofim may be deemed to share beneficial ownership of the shares of Common Stock held of record by Victorious Angel Group LTD. Mr. Sarofim is the direct, majority member of Fayez Sarofim & Co. and as a result may be deemed to share beneficial ownership of the securities held by Fayez Sarofim & Co.

(9)

Consists of (i) 71,875 shares of Common Stock and (ii) 514,067 Warrants to acquire Common Stock that are exercisable within 60 days. Includes 350,000 shares of Common Stock held of record by JCF Capital, LLC. Mr. Flores is the managing member of JCF Capital, LLC. As such, Mr. Flores may be deemed to share beneficial ownership of the shares of Common Stock held of record by JCF Capital, LLC.

(10)	Consists of (i) 200,000 shares of Common Stock and (ii) 100,000 Warrants to acquire Common Stock that are exercisable within 60 days.
(11)	Consists of (i) 100,000 shares Common Stock and (ii) 271,666 Warrants to acquire Common Stock that are exercisable within 60 days.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Flame Related Party Transactions

Unless otherwise indicated, references in this section to the “Company,” “our,” “us” or “we” refer to Flame Acquisition Corp., or Flame, before the consummation of the Business Combination.

In November 2020, our founders acquired 7,187,500 founder shares for an aggregate purchase price of $25,000. Our Sponsor purchased 4,671,875 founder shares, FL Co-Investment purchased 1,257,813 founder shares and Intrepid Financial Partners purchased 1,257,812 founder shares. Also in November 2020, our Sponsor transferred 434,375 founder shares to our independent director nominees and certain individuals, including Gregory D. Patrinely, our Executive Vice President and Chief Financial Officer, at their original purchase price. Simultaneously with such transfer, each of FL Co-Investment and Intrepid Financial Partners transferred 13,125 founder shares to our Sponsor, respectively, at their original purchase price. Prior to the initial investment in Flame of $25,000 by our founders, Flame had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Additionally, our initial stockholders had agreed to forfeit up to 937,500 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. On February 26, 2021, the underwriters fully exercised their over-allotment option; thus, these founder shares were no longer subject to forfeiture.

Concurrently with the Flame IPO, the Sponsor and other initial stockholders purchased 7,750,000 Private Placement Warrants. Each private placement warrant entitled the holder to purchase one share of our Flame Class A common stock at $11.50 per share. Our initial stockholders are permitted to transfer the Private Placement Warrants held by them to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to us, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, these Warrants subject to certain limited exceptions, transferable or salable until 30 days after the completion of our initial business combination. So long as the Private Placement Warrants are held by our initial stockholders or their respective permitted transferees, the Private Placement Warrants will not be redeemable by us for cash. The Private Placement Warrants may also be exercised by the initial stockholders or their respective permitted transferees for cash or on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants that are part of the units, including as to exercise price, exercisability and exercise period, and may be redeemed by us for shares of Flame Class A common stock as described herein.

Our Sponsor, officers, directors, advisors or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, including with respect to our formation, the Flame IPO, and identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made or are to be made to our Sponsor, officers, directors, or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On November 25, 2020, our founders agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Flame IPO pursuant to a promissory note (the “Initial Promissory Note”). This loan was non-interest bearing and payable upon the completion of the Flame IPO. We borrowed approximately $75,000 under the Initial Promissory Note and repaid the Initial Promissory Note to our founders in full as of June 30, 2021.

In order to finance transaction costs in connection with a business combination, our initial stockholders, affiliates of our initial stockholders or certain of our directors and officers loaned us funds (“Sponsor Loans”). The Sponsor Loans, as applicable, were repaid out of the proceeds of the trust account released at the Closing. Except for the foregoing, the terms of such Sponsor Loans, if any, have not been determined and no written agreements exist with respect to such loans. Certain of the Sponsor Loans (the “Working Capital Loans”) were converted upon consummation of the Business Combination, initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, into Warrants of Sable at a price of $1.00 per warrant. Such Warrants are identical to the Private Placement Warrants. As discussed below, since inception, we have entered into nine convertible promissory notes under this arrangement with the Sponsor to provide Working Capital Loans. Additionally, certain of the Sponsor Loans (the “Promissory Note Loans”) were repaid upon consummation of the Business Combination, without interest. As discussed below, since inception, we have entered into four promissory notes under this arrangement with the Sponsor to provide Promissory Note Loans.

On March 1, 2021, we issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which we may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest bearing and payable on the consummation of an initial business combination. The First Working Capital Loan was fully drawn down in the three months ended September 30, 2021. The Sponsor assigned approximately $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, approximately $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and approximately $110,000 of the First Working Capital Loan to our President, J. Caldwell Flores. As of December 31, 2023 and 2022, the First Working Capital Loan in the amount of $365,000 was fully drawn.

On December 27, 2021, we issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which we may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest bearing and payable on the consummation of an initial business combination. As of December 31, 2023 and 2022, the Second Working Capital Loan in the amount of $800,000 was fully drawn.

On March 29, 2022, we issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which we may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest bearing and payable on the consummation of an initial business combination. As of December 31, 2023 and 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn.

On September 30, 2022, we issued an unsecured promissory note to the Sponsor (the “Q3 2022 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $170,000. The Q3 2022 Promissory Note is non-interest bearing and payable upon the completion of an initial business combination. As of December 31, 2023 and 2022, the Q3 2022 Promissory Note in the amount of $170,000 was fully drawn.

On October 31, 2022, we issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $200,000. The Q4 2022 Promissory Note is non-interest bearing and payable upon the completion of an initial business combination. As of December 31, 2023 and 2022, the Q4 2022 Promissory Note in the amount of $200,000 was fully drawn.

On February 6, 2023, we issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $535,000. The Q1 2023 Promissory Note is non-interest bearing and payable upon the completion of our initial business combination. As of December 31, 2023, we have borrowed $535,000 under the Q1 2023 Promissory Note.

On March 29, 2023, we and the Sponsor entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into Warrants of the post-Business Combination entity. On May 12, 2023, the Q1 2023 Promissory Note was amended to clarify that approximately $356,370 of the note proceeds are convertible into Warrants of the post-Business Combination entity at a price of $1.00 per warrant, while the remainder of the note proceeds are non-convertible notes to be used to fund advances to the acquisition target. Such Warrants are identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

On May 12, 2023, we issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest bearing and payable on the completion of our initial business combination. As of December 31, 2023, we have borrowed $395,000 under the First Q2 2023 Promissory Note. Also on May 12, 2023, we issued an unsecured promissory note to the Sponsor (the “Second Q2 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $355,000 to pay or advance out-of-pocket expenses of Sable in connection with the Business Combination. The Second Q2 2023 Promissory Note is non-interest bearing and payable on the completion of our initial business combination. As of December 31, 2023, we have borrowed $355,000 under the Second Q2 2023 Promissory Note.

On June 22, 2023, we issued an unsecured promissory note to the Sponsor (the “Third Q2 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $100,000 to pay or advance out-of-pocket expenses of Sable in connection with the Business Combination. The Third Q2 2023 Promissory Note is non-interest bearing and payable on the completion of our initial business combination. As of December 31, 2023, we have borrowed $100,000 under the Third Q2 2023 Promissory Note. Also on June 22, 2023, we issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest bearing and payable on the completion of our initial business combination. As of December 31, 2023, we have borrowed $50,000 under the Fourth Q2 2023 Promissory Note.

On August 30, 2023, we issued an unsecured promissory note to the Sponsor (the “First Q3 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $635,000. The First Q3 2023 Promissory Note is non-interest bearing and payable upon the completion of our initial business combination. As of December 31, 2023, we have borrowed $635,000 under the First Q3 2023 Promissory Note. Also on August 30, 2023, we issued an unsecured promissory note to the Sponsor (the “Second Q3 2023 Promissory Note”), pursuant to which we may borrow up to an aggregate principal amount of $495,000 to pay or advance out-of-pocket expenses of Sable in connection with the Business Combination. The Second Q3 2023 Promissory Note is non-interest bearing and payable on the completion of our initial business combination. As of December 31, 2023, we have borrowed $495,000 under the Second Q3 2023 Promissory Note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment. Initially up to $1,500,000, which was increased to $3,500,000 on March 24, 2023, of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants are identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On March 29, 2023, Flame and the Sponsor entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants at a price of $1.00 per warrant. Each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, First Q2 2023 Promissory Note, Fourth Q2 2023 Promissory Note, First Q3 2023 Promissory Note and $356,370 of the Q1 2023 Promissory Note are Working Capital Loans and may be convertible into warrants at a price of $1.00 per warrant at the option of the Sponsor.

The following table presents the balances of the Working Capital Loans (at principal value) as of December 31, 2023. The Working Capital Loans are recorded at their respective fair value on each balance sheet date (see Note 5 and Note 9 to the financial statements for further discussion). All such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants are identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

Working Capital Loans	Amount
First Working Capital Loan	$365,000
Second Working Capital Loan	800,000
Third Working Capital Loan	335,000
Q3 2022 Promissory Note	170,000
Q4 2022 Promissory Note	200,000
Q1 2023 Promissory Note	356,370
First Q2 2023 Promissory Note	395,000
Fourth Q2 2023 Promissory Note	50,000
First Q3 2023 Promissory Note	635,000

Total Working Capital Loans	$3,306,370

The following table presents the balances of the Promissory Note Loans (at principal value) as of December 31, 2023. None of the Promissory Note Loans are convertible into warrants.

Promissory Note Loans	Amount
Q1 2023 Promissory Note	$178,630
Second Q2 2023 Promissory Note	355,000
Third Q2 2023 Promissory Note	100,000
Second Q3 2023 Promissory Note	495,000

Total Promissory Note Loans	$1,128,630

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the Flame IPO, or to any of their respective affiliates, prior to or with respect to the Business Combination. At the Closing, all of the Working Capital Loans were converted into 3,306,370 Warrants at a price of $1.00 per Warrant and each of the Promissory Note Loans were fully repaid.

Pursuant to a registration rights agreement with our initial stockholders, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of the Working Capital Loans, if any, are entitled under the registration rights agreement to make up to three demands (provided, that each of FL Co-Investment and Intrepid Financial Partners will be entitled to one demand in accordance with FINRA Rule 5110(g)(8)(B)) that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

PIPE Subscription Agreements

In connection with the Business Combination, Holdco and Flame entered into the Initial Pipe Subscription Agreements with the Pipe Investors for an aggregate Initial Pipe Investments of $520,000,000, pursuant to which such investors agreed to purchase an aggregate of 52,000,000 shares of Common Stock, at a price of $10.00 per share upon the consummation of the Business Combination. On February 12, 2024, following the Special Meeting, a PIPE Investor that subscribed for $125,000,000 of the Initial PIPE Investment informed the Company that it would not be able to fund that subscribed amount by the Closing due to difficulties it experienced related to receiving called capital from certain of its foreign investors. The inability of that PIPE Investor to fund its commitment did not relieve the obligations of the other PIPE Investors to fund their commitments in connection with the Closing. On February 12, 2024 and February 13, 2024, the Company entered into the Additional PIPE Subscription Agreements (including an additional $25,000,000 commitment from James C. Flores, our Chairman and Chief Executive Officer) on substantially the same terms as those contained in the Initial PIPE Subscription Agreements to replace, in the aggregate, $55,000,000 of the amount previously committed by the PIPE Investor described above. On February 14, 2024, immediately following the Closing, Sable issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for an aggregate PIPE Investment of $440,249,100 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements.

Certain Engagements in Connection with the Business Combination and Related Transactions

Flame paid an underwriting discount to Cowen and Intrepid, as underwriters, of $0.20 per unit purchased by them in the Flame IPO. In addition, Intrepid and Cowen are affiliates of certain holders of founder shares. Flame also engaged Cowen and Intrepid, who served as the underwriters from the Flame IPO, as advisors in connection with the Business Combination, pursuant to the Business Combination Marketing Agreement. In connection with the Closing, Flame paid Cowen and Intrepid 50% of the Marketing Fee, $10,062,500, which is 3.5% of the gross proceeds of the Flame IPO including proceeds from the full exercise of the underwriters’ over-allotment option.

Further, FL Co-Investment, an affiliate of Cowen, and Intrepid Financial Partners, an affiliate of Intrepid, are each the beneficial owners of approximately 3.5%. Cowen, Intrepid and Jefferies are also served as joint financial advisors to Sable in connection with the transactions contemplated by the Sable-EM Purchase Agreement and the Business Combination and as joint placement agents in the PIPE Investment. In connection with the Closing of the Business Combination, Cowen, Intrepid and Jefferies received an aggregate of $4 million in fees for serving as joint financial advisors to Sable in connection with the transactions contemplated by the Sable-EM Purchase Agreement and the Business Combination. In connection with the Closing of the PIPE Investment, Cowen, Intrepid and Jefferies received an aggregate of $12 million in fees for serving as joint placement agents in the PIPE Investment. In addition, Cowen and Jefferies (together with their respective affiliates) are full-service financial institutions engaged in various activities, which may include sales and trading, commercial and investment banking, advisory, investment management, investment research, principal investing, hedging, market making, brokerage and other financial and non-financial activities and services. From time to time, Cowen, Jefferies and their respective affiliates may have provided various investment banking and other commercial dealings unrelated to the Business Combination or the PIPE Investment to us and our affiliates, and may have received customary compensation in connection therewith. In addition, Cowen, Intrepid and Jefferies and their respective affiliates may provide investment banking and other commercial dealings to Sable and/or EMC and their respective affiliates in the future, for which they would expect to receive customary compensation.

In addition, in the ordinary course of its business activities, Cowen, Jefferies and their respective affiliates, officers, directors and employees may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for their own accounts and for the accounts of their customers. Such investments and securities activities may involve securities and/or instruments of ours, EMC or their respective affiliates. Cowen, Jefferies and their respective affiliates may also make investment recommendations and/or publish or express independent research views in respect of such securities or financial instruments and may hold, or recommend to clients that they acquire, long and/or short positions in such securities and instruments.

Sable Related Party Transactions

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the holders of the limited liability company interests in Holdco designated as Holdco Class A shares entered into a registration rights agreement with Sable (the “Registration Rights Agreement”) pursuant to which the holders were granted certain registration rights with respect to the Common Stock received as consideration in the Merger.

Pursuant to the Registration Rights Agreement, Sable agreed to file a registration statement within 30 calendar days after the consummation of the Merger registering the resale of the registrable securities under the Registration Rights Agreement, and use its commercially reasonable efforts to have the registration statement declared effective by the SEC by the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies Sable that it will review the registration statement) following the closing of the Merger and (ii) the 10th business day after the date Sable are notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be reviewed or will not be subject to further review. Sable thereafter will be required to maintain a registration statement that is continuously effective and to cause the registration statement to regain effectiveness in the event that it ceases to be effective. At any time the registration statement is effective, any holder signatory to the Registration Rights Agreement may request, one time in any 12-month period, to sell all or a portion of its securities that are registrable in an underwritten offering pursuant to the registration statement for a total offering price reasonably expected to exceed, in the aggregate, $25 million. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by Sable and other Sable stockholders. Sable will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement, subject to limited exceptions.

Pursuant to the Registration Rights Agreement, the holders of Holdco Class A shares immediately prior to the effective time of the Holdco Merger, subject to limited exceptions, agreed to a lock-up on their shares of Common Stock, pursuant to which such parties agreed to not transfer shares of Common Stock held by such parties for a period of three years following the closing of the Business Combination.

Merger Agreement

In connection with the Closing, James C. Flores received 3,000,000 shares of Flame Class A common stock in consideration of his Holdco Class A shares pursuant to the Merger Agreement.

Employment Agreements

In connection with the Closing, James C. Flores and other executive officers of the Company will receive certain compensation under the Sable employment agreements.

Policies and Procedures for Related Party Transactions

Upon consummation of the Business Combination, Sable adopted a written related person transaction policy. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which Sable is a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. Sable’s policy also provides that a related person means any of Sable’s executive officers and directors (including director nominees), in each case at any time since the beginning of Sable’s last fiscal year, or holders of more than 5% of any class of Sable’s voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

audit committee will have the primary responsibility for reviewing and approving or disapproving related person transactions. In addition to Sable’s policy, Sable’s audit committee charter that has been in effect since the consummation of the Business Combination provides that Sable’s audit committee shall review and approve or disapprove any related person transactions. All related person transactions described in this section occurred prior to adoption of the formal, written policy described above, and therefore these transactions were not subject to the approval and review procedures set forth in the policy.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our unaudited interim financial statements, and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum related to audit and review services in connection with our initial public offering and other regulatory filings totaled $276,040 and $118,965 for the years ended December 31, 2023 and 2022, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we paid Marcum $0 and $57,680, respectively, in audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning or tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Since the formation of our audit committee upon the pricing of our initial public offering, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)

Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of November 2, 2022, by and among Flame Acquisition Corp., Sable Offshore Corp. and Sable Offshore Holdings LLC as amended by the First Amendment to Agreement and Plan of Merger, dated as of December 22, 2022 and the Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2024.	8-K	2.1	2/14/24

3.1	Second Amended and Restated Certificate of Incorporation, dated February 14, 2024.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

4.1	Specimen Common Stock Certificate.	S-1	4.2	7/2/20

4.2	Specimen Warrant Certificate.	S-1	4.3	7/2/20

4.3	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	3/2/21

4.4	Description of registered securities.	—	—	—

10.1	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated November 25, 2020.	S-1	10.12	2/5/21

10.2	Promissory Note issued in favor of FL Co-Investment LLC, dated November 25, 2020.	S-1	10.13	2/5/21

10.3	Promissory Note issued in favor of Intrepid Financial Partners, L.L.C., dated November 25, 2020.	S-1	10.14	2/5/21

10.4	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated March 1, 2021.	8-K	10.1	3/8/21

10.5	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated December 27, 2021.	8-K	10.1	12/28/21

10.6	Letter Agreement, dated February 24, 2021, among the Company, Flame Acquisition Sponsor LLC, FL Co-Investment LLC, Intrepid Financial Partners, L.L.C. and certain security holders named therein.	8-K	10.1	3/2/21

10.7^	Senior Secured Term Loan Agreement, dated as of February 14, 2024, by and among the Company, Exxon Mobil Corporation and Alter Domus Products Corp.	8-K	10.1	2/14/24

10.8	Registration Rights Agreement, dated as of February 14 2024, by and among the Company and the undersigned party listed under Holder on the signature page thereto.	8-K	10.31	2/14/24

10.14	Private Placement Warrants Purchase Agreement, dated February 24, 2021,, between the Company and Flame Acquisition Sponsor LLC.	8-K	10.4	3/2/21

10.15	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and FL Co-Investment LLC.	8-K	10.5	3/2/21

10.16	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Intrepid Financial Partners, L.L.C.	8-K	10.6	3/2/21

10.17	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Gregory D. Patrinely	8-K	10.7	3/2/21

10.18	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Michael E. Dillard.	8-K	10.8	3/2/21

10.19	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Gregory P. Pipkin.	8-K	10.9	3/2/21

10.20	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Christopher B. Sarofim.	8-K	10.10	3/2/21

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date

10.21	Private Placement Warrants Purchase Agreement, dated February 24, 2021, between the Company and Caldwell Flores.	8-K	10.11	3/2/21

10.22	Securities Subscription Agreement, dated November 18, 2020, between the Company and Flame Acquisition Sponsor LLC.	S-1	10.4	2/5/21

10.23	Securities Subscription Agreement, dated November 18, 2020, between the Company and FL Co-Investment LLC.	S-1	10.5	2/5/21

10.24	Securities Subscription Agreement, dated November 18, 2020, between the Company and Intrepid Financial Partners, L.L.C.	S-1	10.6	2/5/21

10.25	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated March 29, 2022.	8-K	10.1	4/1/22

10.26	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated September 30, 2022.	8-K	10.1	9/30/22

10.27	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated October 31, 2022.	8-K	10.1	11/1/22

10.28	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated February 6, 2023.	8-K	10.1	2/7/23

10.29	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated May 12, 2023.	8-K	10.1	5/16/23

10.30	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated June 22, 2023.	8-K	10.1	6/26/23

10.31	Promissory Note issued in favor of Flame Acquisition Sponsor LLC, dated August 30, 2023.	8-K	10.1	8/31/23

10.32^	Purchase and Sale Agreement between Exxon Mobil Corporation, Mobil Pacific Pipeline Company and Sable Offshore Corp., dated as of November 1, 2022, as amended by the First Amendment to Purchase and Sale Agreement, dated as of June 13, 2023 and the Second Amendment to Purchase and Sale Agreement, dated as of December 15, 2023.	8-K	10.27	2/14/24

10.33	Form of Holdco PIPE Subscription Agreement.	8-K	10.1	11/2/22

10.34	Form of Holdco PIPE Subscription Agreement Amendment.	8-K	10.1	1/16/24

10.35	Form of Additional Holdco PIPE Subscription Agreement.	8-K	10.2	1/16/24

10.36	Form of Flame PIPE Subscription Agreement.	8-K	10.3	1/16/24

10.37#	Sable Offshore Corp. 2023 Incentive Award Plan.	8-K	10.32	2/14/24

10.38	Form of Indemnity Agreement.	8-K	10.33	2/14/24

10.39#	Employment Agreement by and between Sable Offshore Corp. and James C. Flores	—	—	—

10.40#	Employment Agreement by and between Sable Offshore Corp. and Gregory Patrinely	—	—	—

10.41#	Employment Agreement by and between Sable Offshore Corp. and J. Caldwell Flores	—	—	—

10.42#	Employment Agreement by and between Sable Offshore Corp. and Doss R. Bourgeois	—	—	—

10.43#	Employment Agreement by and between Sable Offshore Corp. and Anthony C. Duenner	—	—	—

21.1	Subsidiaries of the Company.	8-K	21.1	2/14/24

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	—	—	—

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*	—	—	—

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*	—	—	—

97.1	Sable Offshore Corp. Policy for Recovery of Erroneously Awarded Compensation.	—	—	—

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith
#	Indicates a management contract or compensatory plan.
†

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

^	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024	Sable Offshore Corp.

	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James C. Flores James C. Flores	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2024

/s/ Gregory D. Patrinely Gregory D. Patrinely	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024

/s/ Michael E. Dillard Michael E. Dillard	Director	March 28, 2024

/s/ Gregory P. Pipkin Gregory P. Pipkin	Director	March 28, 2024

/s/ Christopher B. Sarofim Christopher B. Sarofim	Director	March 28, 2024

SABLE OFFSHORE CORP. (F/K/A FLAME ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Sable Offshore Corp. (f/k/a Flame Acquisition Corp.)
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sable Offshore Corp. (f/k/a Flame Acquisition Corp.) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United
St
ates of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company entered into a definitive merger agreement with a business combination target on November 2, 2022; which was completed on February 14, 2024. As also described in Note 1, uncertainties related to obtaining the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial s tatement
s are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, NY
March 28, 2024

SABLE OFFSHORE CORP. (F/K/A FLAME ACQUISITION CORP.)
BALANCE SHEETS

	December 31
	2023	2022
Assets
Current assets:
Cash	$267,816	$100,256
Prepaid expenses	96,601	88,212

Total current assets	364,417	188,468
Investments held in Trust Account	63,558,404	290,718,297

Total assets	$63,922,821	$290,906,765

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Accounts payable and accrued expenses	$6,953,918	$4,625,892
Excise tax payable	2,308,378	—
Income taxes payable	—	330,151
Promissory notes to related parties	1,128,630	370,000
Convertible promissory notes – related parties, at fair value	6,381,294	1,409,730

Total current liabilities	16,772,220	6,735,773
Warrant liabilities	39,213,750	12,149,250

Total liabilities	55,985,970	18,885,023
Commitments and Contingencies
Class A common stock subject to possible redemption; 6,104,682 and 28,750,000 shares at redemption value at December 31, 2023 and 2022, respectively ($10.41 and $10.10 at December 31, 2023 and 2022, respectively)	63,519,554	290,347,008
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 and no shares issued and outstanding, at December 31, 2023 and 2022, respectively, excluding 6,104,682 and 28,750,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively	719	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; no shares and 7,187,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	719
Accumulated deficit	(55,583,422)	(18,325,985)

Total Stockholders’ Deficit	(55,582,703)	(18,325,266)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$63,922,821	$290,906,765

The accompanying notes are an integral part of these financial statements.

SABLE OFFSHORE CORP. (F/K/A FLAME ACQUISITION CORP.)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Operating costs	$4,918,801	$6,150,199

Loss from operations	(4,918,801)	(6,150,199)
Other income (expense):
Interest income from Trust Account	4,415,456	3,989,061
Change in fair value of convertible promissory notes – related parties	(3,698,394)	(170,741)
Change in fair value of warrant liabilities	(27,064,500)	498,000

Total other (expense) income, net	(26,347,438)	4,316,320

Loss before income taxes	(31,266,239)	(1,833,879)
Income tax expense	(914,318)	(757,069)

Net loss	$(32,180,557)	$(2,590,948)

Weighted average, redeemable Class A common stock outstanding	10,870,337	28,750,000

Basic and diluted net loss per redeemable Class A common share	$(1.78)	$(0.07)

Weighted average non-redeemable Class A and Class B common stock outstanding	7,187,500	7,187,500

Basic and diluted net loss per non-redeemable Class A and Class B common share	$(1.78)	$(0.07)

The accompanying notes are an integral part of these financial statements.

SABLE OFFSHORE CORP. (F/K/A FLAME ACQUISITION CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock				Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	7,187,500	$719	$(12,940,155)	$(12,939,436)
Initial fair value adjustment of promissory note	—	—	—	—	52,126	52,126
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(2,847,008)	(2,847,008)
Net loss	—	—	—	—	(2,590,948)	(2,590,948)

Balance as of December 31, 2022	—	$—	7,187,500	$719	$(18,325,985)	$(18,325,266)
Initial fair value adjustment of convertible promissory notes – related parties	—	—	—	—	533,200	533,200
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(3,301,702)	(3,301,702)
Conversion of Class B common stock to Class A common stock	7,187,500	719	(7,187,500)	(719)	—	—
Excise tax on Class A common stock redemptions	—	—	—	—	(2,308,378)	(2,308,378)
Net loss	—	—	—	—	(32,180,557)	(32,180,557)

Balance as of December 31, 2023	7,187,500	$719	—	$—	$(55,583,422)	$(55,582,703)

The accompanying notes are an integral part of these financial statements.

SABLE OFFSHORE CORP. (F/K/A FLAME ACQUISITION CORP.)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(32,180,557)	$(2,590,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(4,415,456)	(3,989,061)
Change in fair value of convertible promissory notes – related parties	3,698,394	170,741
Change in fair value of warrant liabilities	27,064,500	(498,000)
Changes in current assets and current liabilities:
Prepaid expenses	(8,389)	512,296
Accounts payable and accrued expenses	2,328,026	4,350,391
Income taxes payable	(330,151)	330,151

Net cash used in operating activities	(3,843,633)	(1,714,430)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemptions	230,129,156	—
Cash withdrawn from Trust Account to pay taxes	1,446,193	786,918

Net cash provided by investing activities	231,575,349	786,918

Cash Flows from Financing Activities:
Payments for redemptions of Class A common stock	(230,129,156)	—
Proceeds from convertible promissory notes – related parties	1,080,000	—
Proceeds from promissory notes - related party	1,485,000	705,000

Net cash (used in) provided by financing activities	(227,564,156)	705,000

Net Change in Cash	167,560	(222,512)
Cash — Beginning of period	100,256	322,768

Cash — End of period	$267,816	$100,256

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Promissory Notes to Convertible Promissory Notes	$726,370	$—

Remeasurement of Class A common stock subject to possible redemption	$3,301,702	$2,847,008

Excise tax payable as a result of redemptions of Class A common stock	$2,308,378	$—

Initial measurement of fair value of Convertible Promissory Notes	$(533,200)	$(52,126)

Supplemental Disclosure of Cash Flow Information:
Payment of cash taxes	$1,246,194	$426,918

The accompanying notes are an integral part of these financial statements.

SABLE OFFSHORE CORP. (F/K/A FLAME ACQUISITION CORP.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023 and 2022
NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
Organization and General
Flame Acquisition Corp. (“Flame” or the “Company”) was incorporated in Delaware on October 16, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.
On November 2, 2022, the Company entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Sable”). The Merger Agreement provided for, among other things, the following transactions at the closing: (i) Holdco will merge with and into the Company, with the Company surviving the merger (the “Holdco Merger”), and (ii) immediately following the effective time of the Holdco Merger, SOC will merge with and into the Company, with the Company surviving the merger (the “SOC Merger”). The Holdco Merger together with the SOC Merger are referred to as the “Merger,” and the Merger and other transactions contemplated by the Merger Agreement are referred to as the “Business Combination.” In connection with the Business Combination, the Company changed its name to Sable Offshore Corp. The independent members of the board of directors of the Company (the “Board”) approved, and recommended that the Board approve, the Merger Agreement and the transactions contemplated thereby. Subsequently, the Board approved the Merger Agreement and the transactions contemplated thereby.
The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions. The closing of the Merger occured on February 14, 2024.
In connection with the Business Combination,
H
oldco entered into subscription agreements (the “Sable PIPE Subscription Agreements”) with certain investors (such investors, the “Sable PIPE Investors”), pursuant to which the Sable PIPE Investors purchased, in the aggregate
, 7,450,000 limited liability company membership interests in Holdco designated as Class B shares at $10.00 per share, for an aggregate commitment amount of approximately $74,500,000 (the “Sable PIPE Investment”).
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
On November 10, 2022, the Company filed a preliminary proxy statement relating to the Business Combination (as amended, the “Proxy Statement”), which included a recommendation of the Board to the Company’s stockholders that they approve the proposals included in the Proxy Statement. The Company also filed amended preliminary proxy statements on December 23, 2022, January 27, 2023 and September 14, 2023, for the purpose of addressing U.S. Securities and Exchange Commission Staff comments.
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
On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL Co-Investment, Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Initial Public Offering (“IPO”) described below (See Note 3 - Initial Public Offering). After the Class B Conversion, no shares of Class B common stock remained outstanding.
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
On December 5, 2023, the California State Lands Commission voted unanimously to approve amendments to right-of-way leases held directly or indirectly by EM, for existing infrastructure serving offshore platforms Hondo, Harmony and Heritage in SYU. The amendments, among other things, extend the holdover periods for each of the leases by five years to December 31, 2028 and January 31, 2029, increase the bonding requirements from $1,000,000 to $15,000,000 and from $1,000,000 to $5,000,000, and provide for increased inspection and monitoring requirements. These leases are expected to be subsequently assigned to Sable. Sable does not expect the assignment of the leases to have an impact on the regulatory approval process.
On February 12, 2024, Flame held a special meeting of stockholders (the “Special Meeting”), at which the Flame stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on February 14, 2024 (the “Closing Date”), the Business Combination was consummated (the “Closing”).
On February 12, 2024, holders of 150,823 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 2.47% of our then issued and outstanding Class A common stock. As a result, $1,572,250 (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders on February 14, 2024.
In
connection with the Business Combination, Holdco and Flame entered into subscription agreements (collectively, as amended, supplemented or otherwise modified, the “Initial PIPE Subscription Agreements”) with certain investors (the “PIPE Investors”) for an aggregate commitment amount of $520,000,000 (the “Initial PIPE Investments”), pursuant to which such investors agreed to purchase an aggregate of 52,000,000 shares of common stock of the Company, par value of $0.0001 per share (“Common Stock”), at a price of $10.00 per share upon the consummation of the Business Combination.
On February 12, 2024, following the Special Meeting, a PIPE Investor that subscribed for $125,000,000 of the Initial PIPE Investment informed the Company that it would not be able to fund that subscribed amount by the Closing due to difficulties it is experiencing related to receiving called capital from certain of its foreign investors. The inability of that PIPE Investor to fund its commitment did not relieve the obligations of the other PIPE Investors to fund their commitments in connection with the Closing.
On February 12, 2024 and February 13, 2024, the Company entered into subscription agreements (collectively, the “Additional PIPE Subscription Agreements” and, together with the Initial PIPE Subscription Agreements, the “PIPE Subscription Agreements”) (including an additional $25,000,000 commitment from James C. Flores, our Chairman and Chief Executive Officer) on substantially the same terms as those contained in the Initial PIPE Subscription Agreements to replace, in the aggregate, $55,000,000 of the amount previously committed by the PIPE Investor described above (the “Additional PIPE Investments” and, together with the Initial PIPE Investments, the “PIPE Investments”).
On February 14, 2024, immediately following the Closing, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for an aggregate PIPE Investment of $440,249,100 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements.
On the Closing Date, in connection with the consummation of the Business Combination, the Company issued an aggregate of 3,306,370 private placement warrants pursuant to the Working Capital Loans (as defined in the Proxy Statement) (the “Working Capital Loan Issuance”) to James C. Flores, Gregory Patrinely, J. Caldwell Flores and Anthony Duenner after each of them elected, at each of their option, to convert their respective outstanding amounts into private placement warrants at a price of $1.00 per warrant.
On the
Sable-EM
Closing Date, in connection with the consummation of the transactions contemplated by the
Sable-EM
Purchase Agreement, the Company entered into a five-year secured term loan with Exxon (the “Term Loan Agreement”), pursuant to which Sable agreed to pay to Exxon, on or before the payment due date, a principal amount of $622.9 million in addition to accrued interest thereon, commencing on the Effective Date. Such accrued interest is payable in arrears on each anniversary of the Effective Date unless Management elects in writing prior to an interest payment date for such accrued interest to be added to the outstanding principal on the Term Loan Agreement (any such interest, “PIK Interest”). PIK Interest shall be deemed outstanding principal under the Term Loan Agreement and accrue additional interest. Prior to the
Sable-EM
Closing Date, Management elected for all accrued interest under the Term Loan Agreement to be deemed PIK Interest.
Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between Sable, Flame Acquisition Corp. (“Flame”), and Sable Offshore Holdings LLC (“Holdco”), on February 14, 2024, (i) Holdco merged with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) Sable merged with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the Business Combination, Flame changed its name to “Sable Offshore Corp”.
As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, the Initial Public Offering (“IPO”) described below (See Note 3 - Initial Public Offering) and, since the closing of the IPO, the search for a target for our initial Business Combination, and since the signing of the Merger Agreement, completing our initial Business Combination. The Company will not generate any operating revenues until after the com ple
tion of its initial business combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and non-operating
income or expense from changes in the fair value of warrant liabilities and convertible promissory notes.
The accompanying financial statements as of December 31, 2023 and 2022 and for the years then ended present the financial position and results of operations of the entity f/k/a Flame Acquisition Corp., and not those of Sable Offshore Corp., and therefore, do not reflect the effects of the Business Combination.
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
of the Investment Company Act, as determined by the Company. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on February 21, 2023, we instructed American Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the investments previously held in the Trust Account and to hold all funds in the Trust Account in cash (which may include an interest bearing demand deposit account at a national bank) until the earlier of the consummation of our initial business combination or the liquidation of the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (see Note 2), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial business combination within by March 1, 2024, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In conjunction with the closing of the Business Combination, all funds in the Trust Account were transferred to the Company’s operating cash account.
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
The Company had until March 1, 2024 to consummate a business combination (the “Combination Period”). If the Company had been unable to complete a business combination within the Combination Period, the Company would have redeemed

%
of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for the payment of taxes, and less up to
 $
100,000
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
Going Concern
As of December 31, 2023, the Company had cash outside the Trust Account of $267,816 available for working capital needs and a working capital deficit of $16,407,803. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock or to use for payment of taxes. As of December 31, 2023, $2,969,263 of the amount in the Trust Account was available to be withdrawn as described above, which is net of the
$1,446,193
the Company withdrew for payment of taxes during the period ended
December 31, 2023.
Through December 31, 2023, the Company’s liquidity needs have been satisfied through various promissory notes from its sponsor (see further discussion of the individual promissory notes in Note 5).
Management has addressed near-term capital funding needs with the PIPE capital raise and the consummation of the Business Combination and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production at SYU. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insuffi cie
nt funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Due to the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this annual report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.

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
The Company determined that the $230,129,156 in Trust Account value relating to the Class A common stock redeemed during the year ended December 31, 2023, (as noted above) is currently subject to the excise tax. Accordingly, an excise tax payable of $2,308,378 was recognized upon the redemptions and was recorded as a liability on the balance sheet and as a charge to Accumulated Deficit. The Company will continue to assess the excise tax payable recognizing an additional excise tax liability for any future stock repurchases/redemptions and netting such liability for any future qualifying stock issuances within the same annual period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.
Investments Held in Trust Account
At December 31, 2023 and 2022, the Trust Account had $0 and $290,718,297
held in marketable securities, respectively. At December 31, 2023, investments in the Company’s Trust Account consisted of $63,558,404 in a demand deposit account (see Note 1 for further discussion). During the year ended December 31, 2023, the Company withdrew $1,446,193 of interest income from the Trust Account to pay its tax obligations. During the year ended December 31, 2022, the Company withdrew $786,918 of interest income from the Trust Account to pay its tax obligations.
Marketable securities held in the Trust Account are classified as “Trading Securities” in accordance with ASC 320, “Investments – Debt Securities” and are reported at fair value with unrealized gains or losses included in earnings of the current period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company did not experience losses on this account.
Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 6,104,682 and 28,750,000 shares of Class A common stock subject to possible redemption, representing all outstanding shares of redeemable Class A common stock on those dates, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
The amount accreted in 2023 represents investment income accrued in the Trust Account since the date of the IPO reduced by the amounts of Delaware franchise tax and income taxes paid and payable for 2021, 2022 and 2023, net of cash withdrawn from the Trust Account to pay these obligations.
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

At December 31, 2023 and 2022, the Class A common
stock
reflected in the balance sheets is reconciled in the following table:

	Shares	Value
Contingently redeemable common stock at December 31, 2021	28,750,000	$287,500,000
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	2,847,008

Contingently redeemable common stock at December 31, 2022	28,750,000	290,347,008

Less:
Redemptions of Class A common stock	(22,645,318)	(230,129,156)
Plus:
Remeasurement of Class A common stock subject to possible redemption	—	3,301,702

Contingently redeemable common stock at December 31, 2023	6,104,682	$63,519,554

On February 12, 2024, holders of

an additional
 150,823 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $1,572,250 (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders.
Class A Common Stock
On August 22, 2023, we issued an aggregate of 7,187,500 shares of Class A common stock to the Sponsor, FL Co-Investment, Intrepid Financial Partners, our independent directors and certain of our executive officers, upon the conversion of an equal number of shares of Class B common stock (the “Class B Conversion”). The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the Initial Public Offering (“IPO”) described below (See Note 3). After the Class B Conversion, no shares of Class B common stock remained outstanding.
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Subsequent remeasurement of the redeemable Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net loss per share of common stock is computed by dividing the pro rata net loss between the shares of Class A common stock and the shares of Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO, as well as warrants issuable upon the exercise of the conversion option on outstanding working capital loans, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 25,431,370 and 23,625,000 shares of Class A common stock in the aggregate as of December 31, 2023 and 2022, respectively.
The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except share amounts):

	For the Years Ended December 31,
	2023	2022
Common stock subject to possible redemption
Numerator:
Net loss allocable to Class A common stock subject to possible redemption	$(19,371,838)	$(2,072,758)
Denominator:
Weighted Average Redeemable Class A common stock, Basic and Diluted	10,870,337	28,750,000
Basic and Diluted net loss per share, Redeemable Class A common stock	$(1.78)	$(0.07)
Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Non-Redeemable common stock not subject to redemption	$(12,808,719)	$(518,190)
Denominator:
Weighted Average Non-Redeemable common stock, Basic and Diluted	7,187,500	7,187,500
Basic and diluted net loss per share	$(1.78)	$(0.07)

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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company accrued for and paid interest and penalties of $29,072 and $0 for the periods ended December 31, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its positio
n.
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
In December 2023, the FASB issued ASU 2023-09,
Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
. The FASB issued this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share, and one
-half
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
In November 2020, our founders acquired 7,187,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000 (the “Class B common stock”), or approximately $0.0035 per share. The Sponsor purchased 4,671,875 Founder Shares, FL
Co-Investment
purchased 1,257,813 Founder Shares and Intrepid Financial Partners purchased 1,257,812 Founder Shares. On November 25, 2020, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Chief Financial Officer and Secretary, at their original purchase price. Simultaneously with such transfer, each of FL
Co-Investment
and Intrepid Financial Partners transferred 13,125
Founder Shares to the Sponsor, respectively, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. On November 2, 2022, the Company entered into the Merger Agreement (see Note 1); however, the Merger Agreement was subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that there was a possibility that a Business Combination might not happen and, therefore, no stock-based compensation expense was recognized as of December 31, 2023.
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
On March 1, 2021, the Company issued an unsecured promissory note to the Sponsor (the “First Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $365,000. The First Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. The First Working Capital Loan was fully drawn down in the period ended December 31, 2021. The Sponsor assigned $145,000 of the First Working Capital Loan to our Executive Vice President and Chief Financial Officer, Gregory Patrinely, $110,000 of the First Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner, and $110,000 of the First Working Capital Loan to our President, Caldwell Flores. As of December 31, 2023 and 2022, the First Working Capital Loan in the amount of $365,000 was fully drawn. The fair value of the note was estimated by the Company to be $383,323 at initial measurement, $704,450 and $343,034 at December 31, 2023 and 2022, respectively.
On December 27, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Second Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $800,000. The Second Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023 and 2022, the Second Working Capital Loan in the amount of $800,000 was fully drawn. The fair value of the note was estimated by the Company to be $656,560 at initial measurement, $1,544,000 and $751,856 at December 31, 2023 and 2022, respectively.
On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Third Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $335,000. The Third Working Capital Loan is non-interest bearing and payable on the consummation of the Company’s Business Combination. As of December 31, 2023 and 2022, the Third Working Capital Loan in the amount of $335,000 was fully drawn. The Sponsor assigned $111,667 of the Third Working Capital Loan to each of our Executive Vice President and Chief Financial Officer, Gregory Patrinely, and President Caldwell Flores, and $111,666 of the Third Working Capital Loan to our Executive Vice President, General Counsel and Secretary, Anthony Duenner. The fair value of the note was estimated by the Company to be $282,874 at initial measurement, and the amount by which the proceeds from the Third Working Capital Loan exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2022. The fair value of the note was estimated by the Company to be $646,550 and $314,840 at December 31, 2023 and 2022, respectively.
On September 30, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q3 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $170,000 (see Promissory Note Amendments above). The Q3 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On October 5, 2022, the Q3 2022 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $328,100 at December 31, 2023.
On October 31, 2022, the Company issued an unsecured promissory note to the Sponsor (the “Q4 2022 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 (see Promissory Note Amendments above). The Q4 2022 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On October 31, 2022, the Q4 2022 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $386,000 at December 31, 2023.
On February 6, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Q1 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $535,000 of which $356,370 is convertible in to warrants post-Business Combination (see Promissory Note Amendments below). The Q1 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On February 7, 2023, the Q1 2023 Promissory Note was fully drawn down by the Company. The fair value of the convertible portion of the note was estimated by the Company to be $687,794 at December 31, 2023.
On May 12, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $395,000. The First Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. On May 15, 2023, the First Q2 2023 Promissory Note was fully drawn down by the Company. The fair value of the note was estimated by the Company to be $229,653 at initial measurement, and the amount by which the proceeds from the First Q2 2023 Promissory Note exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2023. The fair value of the note was estimated by the Company to be $762,350 at December 31, 2023.
On June 22, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Fourth Q2 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $50,000. The Fourth Q2 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. The fair value of the note was estimated by the Company to be $29,150 at initial measurement and $96,500 at December 31, 2023, and the amount by which the proceeds from the Fourth Q2 2023 Promissory Note exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2023. On June 28, 2023, the Fourth Q2 2023 Promissory Note was fully drawn down by the Company.

On August 30, 2023, the Company issued an unsecured promissory note to the Sponsor (the “First Q3 2023 Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $635,000. The First Q3 2023 Promissory Note is non-interest bearing and payable on the consummation of the Company’s Business Combination. The fair value of the note was estimated by the Company to be $330,199 at initial measurement and $1,225,550 at December 31, 2023, and the amount by which the proceeds from the First Q3 2023 Promissory Note exceeded its initial fair value has been recognized as a credit within stockholders’ deficit during the year ended December 31, 2023. On August 30, 2023, the First Q3 2023 Promissory Note was fully drawn down by the Company.
On March 29, 2023, the Company and Flame Acquisition Sponsor LLC entered into amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note, pursuant to which loans made under such notes are, at the lender’s discretion, convertible into warrants of the post-Business Combination entity. On May 12, 2023, the Q1 2023 Promissory note was amended to clarify that approximately $356,370 of the note proceeds are convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant, while the remainder of the note proceeds are non-convertible notes to be used to fund advances to the acquisition target. Such warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The Company evaluated the amendments to each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note under ASC 470-50, “Debt–Modification and Extinguishment”, and concluded that the amendments resulted in terms that were substantially different and thus resulted in debt extinguishments. The fair value of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note ($726,370 in aggregate proceeds) was estimated by the Company to be $684,165 upon the amendments. The amount by which the proceeds from each of the Q3 2022 Promissory Note, Q4 2022 Promissory Note and Q1 2023 Promissory Note exceeded their fair value has been recognized as a capital contribution within stockholders’ deficit during the year ended December 31, 2023.
As of December 31, 2023, each of the First Working Capital Loan, Second Working Capital Loan, Third Working Capital Loan, Q3 2022 Promissory Note, Q4 2022 Promissory Note, First Q2 2023 Promissory Note, Fourth Q2 2023 Promissory Note, First Q3 2023 Promissory Note and a portion of the Q1 2023 Promissory Note may be convertible into warrants ($3,306,370 in total proceeds or 3,306,370 in aggregate warrants as of December 31, 2023) at a price of $1.00 per warrant at the option of the lender. There were no additional borrowings under Convertible Promissory Notes other than those described above.
No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to the Flame IPO, or to any of their respective affiliates, prior to or in connection with to the Business Combination. At the Closing, all of the Working Capital Loans were converted into an aggregate of 3,306,370 Warrants at a price of $1.00 per Warrant and each of the Promissory Note Loans
(as defined below)
were fully repaid.
Promissory Note Loans
In addition, the Company has borrowed certain funds from the Sponsor under non-convertible promissory notes (“Promissory Note Loans”) that have been used to pay for expenditures of the acquisition target. As discussed below, since inception, the Company has entered into four non-convertible promissory notes under this arrangement with the Sponsor. In accordance with the Merger Agreement, the Company is to pay for up to $1.5 million (subsequently amended to a cap of $3.0 million) in reasonable out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and Sable-EM Purchase Agreement at closing of the Business Combination. During the year ended December 31, 2023, the Company paid $884,432 in such expenditures on behalf of Sable which have been recorded and included in Operating costs on the statements of operations for the year ended December 31, 2023. The Company is under no obligation to make further advances prior to the closing of the Business Combination.
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

The following tables present the balances of the convertible promissory notes – related parties, at fair value and the promissory notes to related parties as of the respective period ends:

	Principal Value $Amount	Fair Value
		December 31, 2023	December 31, 2022
Convertible notes - related parties, at fair value
First Working Capital Loan	$365,000	$704,450	$343,034
Second Working Capital Loan	800,000	1,544,000	751,856
Third Working Capital Loan	335,000	646,550	314,840
Q3 2022 Promissory Note	170,000	328,100	—
Q4 2022 Promissory Note	200,000	386,000	—
Q1 2023 Promissory Note	356,370	687,794	—
First Q2 2023 Promissory Note	395,000	762,350	—
Fourth Q2 2023 Promissory Note	50,000	96,500	—
First Q3 2023 Promissory Note	635,000	1,225,550	—

Total	$3,306,370	$6,381,294	$1,409,730

Promissory notes to related parties
Q3 2022 Promissory Note	$—	$—	$170,000
Q4 2022 Promissory Note	—	—	200,000
Q1 2023 Promissory Note	178,630	178,630	—
Second Q2 2023 Promissory Note	355,000	355,000	—
Third Q2 2023 Promissory Note	100,000	100,000	—
Second Q3 2023 Promissory Note	495,000	495,000	—

Total	$1,128,630	$1,128,630	$370,000

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

F-1
7

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
as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option. The underwriters will not be entitled to such fee unless the Company consummates its initial business combination. The underwriters will not be entitled to such fee unless the Company consummates its initial business combination. In connection with the Extension, stockholders holding 20,317,255 shares of Flame Class A common stock subject to possible redemption stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 70.67% of our issued and outstanding Flame Class A common stock subject to possible redemption stock. After this redemption, 8,432,745 shares of Flame Class A common stock subject to possible redemption stock remained outstanding. In connection with the Second Extension, stockholders holding 2,328,063 shares of Flame Class A common stock subject to possible redemption stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account, representing approximately 27.61% of our issued and outstanding Flame Class A common stock subject to possible redemption stock. After this redemption, 6,104,682 shares of Flame Class A common stock subject to possible redemption stock remained outstanding. If no additional public stockholders exercise redemption rights with respect to their shares of Flame Class A common stock, the amount of effective underwriting commissions due to the underwriters upon the consummation of the Business Combination will represent 15.9% of the aggregate proceeds from the Flame IPO retained by Flame. Upon the closing of the Business Combination, the Marketing Agreement fee of $10,062,500 was paid in full.
Underwriters Agreement
On March 1, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $5,750,000 in the aggregate.
Mar
k
eting Advisor Fees
On January 30, 2024, the Company engaged advisory services to assist the Company with general marketing assistance associated with the Business Combination. The Advisor was not entitled to any fee unless the Company consummated the Business Combination. Upon the closing of the Business Combination, the Company paid the marketing advisor a fee of $
750,000
.
Deferred Legal Fees
As of December 31
, 20
23 and 2022, the Company has incurred unbilled legal costs of $4,035,714 and $2,633,139, respectively, related to its prospective initial Business Combination. These costs are deferred until the completion of the Company’s initial Business Combination and are included in accounts payable and accrued expenses on the Company’s balance sheets.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding
.
Class
 A Common Stock
— The Company is authorized to issue a total of 200,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2023 and 2022, there were 7,187,500 and no shares, respectively, issued and outstanding (excluding 6,104,682 and 28,750,000 shares subject to possible redemption, respectively). On February 23, 2023, the Company was notified by stockholders holding 20,317,255 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $206,121,060 (approximately $10.15 per share) was removed from the Trust Account to pay such redeeming holders on March 2, 2023. On August 29, 2023, the Company was notified by stockholders holding 2,328,063 shares of Class A common stock that they exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $24,008,096 (approximately $10.31 per share) was removed from the Trust Account to pay such redeeming holders on August 31, 2023. On February 12, 2024, holders of 150,823 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $1,572,250 (approximately $10.42 per share) was removed from the Trust Account to pay such redeeming holders on February 14, 2024.
Class
 B Common Stock
— The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2023 and 2022, there were 0 and 7,187,500 shares of Class B common stock, respectively issued or outstanding
.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.
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
The 7,187,500 shares of Class A common stock issued in connection with the Class B Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Class B Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination, as described in the prospectus for the IPO described above (See Note 3).

F-1
8

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

F-1
9

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

F-
20

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2023	Level	December 31, 2022
Assets:
Funds held in Trust Account	1	$—	1	$290,718,297
Liabilities:
Warrant liability—Public Warrants	1	$27,743,750	1	$9,343,750
Warrant liability—Private Pl ac ement Warrants	3	$11,470,000	3	$2,805,500
Convertible Pro m issory Notes—Related Parties	3	$6,381,294	3	$1,409,730
Investments Held in Trust Account
As of December 31, 2023 and 2022, investments in the Company’s Trust Account consisted of $63,558,404 in a demand deposit account (and are therefore not reflected in the table above)
and $290,718,297 in U.S. Money Market funds that invest primarily in U.S. Treasury securities, respectively.
Except as described below, there were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2023 and 2022.
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

F-2
1

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
The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Stock price	$11.39	$10.05
Strike price	$11.50	$11.50
Term (in years)	2.15	3.15
Volatility	5.3%	0.0%
Risk-free rate	4.11%	4.12%
Dividend yield	0.00%	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Private Placement Warrants, excluding Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners, as of December 31, 2023 and 2022.

Inputs	December 31, 2023	December 31, 2022
Stock price	$11.39	$10.05
Strike price	$11.50	$11.50
Term (in years)	5.09	5.25
Volatility	5.3%	0.0%
Risk-free rate	3.77%	3.91%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of December 31, 2021	$8,625,000	$4,022,250	$12,647,250
Change in valuation inputs or other assumptions	718,750	(1,216,750)	(498,000)

Fair value as of December 31, 2022	9,343,750	2,805,500	12,149,250
Change in valuation inputs or other assumptions	18,400,000	8,664,500	27,064,500

Fair value as of December 31, 2023	$27,743,750	$11,470,000	$39,213,750

Convertible Promis
s
ory No
te
s – Related Parties
The convertible promissory notes were valued using a combination of Black-Scholes and Geske models, which is considered to be primarily a Level 3 fair value measurement input. The estimated fair value of the Promissory Notes was based on the following significant inputs:

Inputs	2023 Input (a)	December 31, 2023	December 31, 2022
Exercise price	$ 11.50	$11.50	$11.50
Volatility	1.9% - 2.5%	11.4%	1.2%
Expected term to warrant expiration	5.2 - 5.6 years	5.1 years	5.3 years
Risk-free-rate	3.39% - 4.17%	3.77%	3.91%
Dividend yield	0%	0%	0%
Stock price	$ 10.13 - $10.39	$11.39	$10.05
(a) Represents the range of inputs utilized on the respective dates of the initial valuations of the various convertible note draws and extinguishments during the year ended December 31, 2023.

F-2
2

The following table presents the changes in the fair value of the Level 3 Promissory Notes:

Fair value as of December 31, 2021	$956,115
Proceeds received through Convertible Promissory Note on March 29, 2022	335,000
Initial measurement of fair value of Promissory Note	(52,126)
Change in fair value of Promissory Notes	170,741

Fair value as of December 31, 2022	$1,409,730
Principal amount of Promissory Notes amended on March 29, 2023	726,370
Initial measurement of fair value of Promissory Notes upon extinguishment of debt	(42,205)
Proceeds received through Convertible Promissory Notes on May 12, 2023, June 28, 2023, and August 30, 2023	1,080,000
Initial Measurement of fair value of Promissory Notes	(490,995)
Change in valuation inputs or other assumptions	3,698,394

Fair value as of December 31, 2023	$6,381,294

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the years ended December 31, 2023 and 2022.
NOTE 10 — INCOME TAXES
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023, and December 31, 2022, the change in the valuation allowance was
$240,203 and $1,210,347, respectively.
Internal Revenue Section 195 requires
start-up
expenditures paid or incurred in connection with investigating the creation or acquisition of an active trade or business to be capitalized for income tax purposes. The capitalized start-up
expenditures are placed into service in the month in which an active trade or business begins and amortized ratably over 180 months. The start-up
expenditures do not include interest, taxes, or research and experimental expenses. The tax calculations for the years ended December 31, 2023 and 2022 took all of the aforementioned Section 195 guidelines into account. For the years ended December 31, 2023 and 2022, the total provision for income taxes was $914,318 and $757,069, respectively.
The Company’s net deferred tax assets at December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset
Start-up/organization costs	$1,800,897	$1,560,694

Total deferred tax assets	1,800,897	1,560,694
Valuation allowance	(1,800,897)	(1,560,694)

Deferred tax assets, net of allowance	$—	$—

F-2
3

The income tax provision for the years ended December 31, 2023 and 2022, consists of the following:

	Years Ended December 31,
	2023	2022
Current
Federal	$914,318	$757,069
State	—	—
Deferred
Federal	(240,203)	(1,210,347)
State	—	—
Change in valuation allowance	240,203	1,210,347

Income tax provision	$914,318	$757,069

As of December 31, 2023 and 2022, the Company had zero of U.S. federal net operating loss carryovers available to offset future taxable income.
There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company accrued for and paid interest and penalties of $29,072 and $0 for the periods ended December 31, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company files income tax returns in the U.S. federal and state of Texas jurisdictions. The apportionment rate in Texas is currently 0.0%. The Company’s tax returns for the years ended December 31, 2023, 2022, and 2021, remain open and subject to examination.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022, is as follow
s:

	Years Ended December 31,
	2023	2022
Income tax at statutory rate	21.0%	21.0%
Change in valuation allowance	(0.8)%	(66.0)%
Fair value adjustments of warrants and convertible notes	(20.6)%	3.7%
Merger related expenses	(2.4)%	—
Other	(0.1)%	—

Income tax expense	(2.9)%	(41.3)%

NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent eve
n
ts and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company, other than as previously described herein, or listed below, did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On March 26, 2024, the Company, entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) among (i) Grey Fox, LLC, MAZ Properties, Inc., Bean Blossom, LLC, Winter Hawk, LLC, Mark Tautrim, Trustee of the Mark Tautrim Revocable Trust, and Denise McNutt, on behalf of themselves and the Court-certified Settlement Class (the “Plaintiffs and Settlement Class Members”), (ii) Pacific Pipeline Company (“PPC”), and (iii) the Company, with respect to the settlement and release of certain claims related to the Pipelines, including claims impacting the right of way for the Pipelines (collectively, the “Released Claims”).
Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members will be obligated to, among other things, (a) release the Company, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with the Company and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate it thereafter, including obtaining all necessary regulatory approvals, c on
sistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No. 2:20-cv-02415 (United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) the Company has agreed to among other things, (a) create an interest-bearing non-reversionary qualified settlement fund and pay $35,000,000 into such fund, and (b) deliver to class counsel an irrevocable standby letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35,000,000 to secure the Company’s obligation to make certain payments under the Settlement Agreement. The Settlement Agreement is subject to approval by the United States District Court for the Central District of California (the “Court”). There can be no assurance that the Court will grant final approval of the Settlement Agreement on its current terms or at all.

F-2
4