Form 10-Q
period 2024-03-31
Sable Offshore Corp.
filed 2024-05-15
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40111

SABLE OFFSHORE CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3514078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
845 Texas Avenue, Suite 2920
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
of the Exchange Act): Yes ☐ No ☒
As of May 14, 2024 there were

60,166,269
 shares
of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$209,100	$—
Prepaid expenses	3,404	—
Materials and supplies	16,637	16,213

Total current assets	229,141	16,213
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,060,840	4,382,289
Less: Accumulated depreciation, depletion and amortization	—	(3,693,325)

Total oil and gas properties - net	1,060,840	688,964
Other, net	5,825	6,404

Total assets	$1,295,806	$711,581

Liabilities and Stockholders’ Equity/Parent Net Investment
Accounts payable and accrued expenses	$77,985	$5,384
Due to related party, net	—	11,370
Excise tax payable	2,308	—
Other current liabilities	1,462	1,148

Total current liabilities	81,755	17,902
Warrant liabilities	68,295	—
Asset retirement obligations	91,450	349,138
Senior Secured Term Loan including paid-in-kind interest, net	771,202	—
Deferred tax liabilities	14,632	—
Other	3,894	5,520

Total liabilities	1,031,228	372,560
Commitments and Contingencies (Note 8)
Stockholders’ Equity/Parent Net Investment
Parent net investment	—	339,021
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock , $0.0001 par value; 500,000,000 shares authorized; 60,166,269 at March 31, 2024	6	—
Additional paid-in capital	525,695	—
Accumulated deficit	(261,123)	—

Total Stockholders’ Equity/Parent Net Investment	264,578	339,021

Total Liabilities and Stockholders’ Equity/Parent Net Investment	$1,295,806	$711,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	February 14, 2024— March 31, 2024	January 1, 2024— February 13, 2024	Three Months Ended March 31, 2023
Revenue
Oil and gas sales	$—	$—	$—

Total revenue	—	—	—
Operating Expenses
Operations and maintenance expenses	7,318	7,320	14,796
Depletion, depreciation, amortization and accretion	1,377	2,627	5,255
General and administrative expenses	150,448	1,714	3,137

Total operating expenses	159,143	11,661	23,188

Loss from operations	(159,143)	(11,661)	(23,188)
Other (income) expenses:
Change in fair value of warrant liabilities	(1,763)	—	—
Other (income) expense	(499)	128	5
Interest expense	9,801	—	—

Total other expense, net	7,539	128	5

Loss before income taxes	(166,682)	(11,789)	(23,193)
Income tax expense	13,423	—	—

Net loss	$(180,105)	$(11,789)	$(23,193)

Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	60,166,269	n/a	n/a

Basic and diluted net loss per Common Stock	$(2.99)	n/a	n/a

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:

For the period from February 14, 2024 to March 31, 2024
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949

Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	44,024,910	4	417,367	—	417,371
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Shared based compensation	—	—	10,080	—	10,080
Net loss	—	—	—	(180,105)	(180,105)

BALANCE—March 31, 2024	60,166,269	$6	$525,695	$(261,123)	$264,578

Parent Net Investment
Predecessor:
For the period January 1, 2024 to February 13, 2024
BALANCE—January 1, 2024	$339,021
Contributions from parent	22,474
Net loss	(11,789)

BALANCE—February 13, 2024	$349,706
BALANCE—December 31, 2022	$362,596
Contributions from parent	19,747
Net loss	(23,193)

BALANCE—March 31, 2023	$359,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	February 14, 2024— March 31, 2024	January 1, 2024— February 13, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(180,105)	$(11,789)	$(23,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	1,377	2,627	5,255
Stock-based compensation	46,380	—	—
Amortization of deferred financing costs	170	—	—
Paid-in-kind interest	9,631	—	—
Change in deferred tax liabilities	13,423	—	—
Change in fair value of warrant liabilities	(1,763)	—	—
Changes in current assets and current liabilities, net of effect of acquisition:
Materials, supplies and other assets	—	5,980	247
Prepaid expenses	(2,248)	—	—
Accounts payable and accrued expenses	77,006	(7,922)	(1,986)
Due to related party	—	(11,370)	(70)

Net cash used in operating activities	(36,129)	(22,474)	(19,747)
Cash flows from investing activities:
Cash paid for acquisition	(204,094)	—	—

Net cash used in investing activities	(204,094)	—	—

Cash flows from financing activities:
Capital contribution from parent	—	22,474	19,747
Private offering proceeds	440,249	—	—
Payment of equity issuance costs	(22,878)	—	—
Payment on Senior Secured Term Loan	(18,750)	—	—
Payment of debt issuance costs	(1,503)	—	—
Payment of non-convertible promissory notes—related parties	(1,129)	—	—

Net cash provided by financing activities	395,989	22,474	19,747

Net change in cash	155,766	—	—
Cash and cash equivalents, beginning of the period	53,334	—	—

Cash and cash equivalents, end of the period	$209,100	$—	$—

Supplemental Non-Cash Disclosure
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$765,018	$—	$—

Supplies and materials	16,637	—	—

Accrued liabilities	129	—	—

Deferred tax liability	1,209	—	—

Asset retirement obligations assumed	90,073	—	—

Right of use assets obtained in exchange for operating lease liabilities	4,621	—	—

Right of use assets obtained in exchange for operating lease liabilities	$756	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2024
Note 1 — Organization, Business Operations, and Going Concern
Organization and General
Sable Offshore Corp. (“Sable,” the “Company” or “we”) (formerly known as Flame Acquisition Corp. or “Flame”) is an independent oil and gas company headquartered in Houston, Texas. Flame was initially formed as a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On November 2, 2022, the Company entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Sable”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between Sable, Flame Acquisition Corp. (“Flame”), and Sable Offshore Holdings LLC (“Holdco”), on February 14, 2024, (i) Holdco merged with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) Sable merged with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Merger”).
On November 1, 2022 (as amended on June 13, 2023 and December 15, 2023), Sable Offshore Corp., a Texas corporation (“Legacy Sable”), entered into a purchase and sale agreement (the
“Sable-EM
Purchase Agreement”) with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which Legacy Sable agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California (“SYU”) and associated onshore processing and pipeline assets (such “Assets,” as defined in the
Sable-EM
Purchase Agreement, collectively the “SYU Assets”).
On February 14, 2024 (the “Closing Date”), the Company consummated the
M
erger and related transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), following which Flame was renamed to
“Sable Offshore Corp
.”
Pursuant to the terms and subject to the conditions set forth in the
Sable-EM
Purchase Agreement, the transactions contemplated by the
Sable-EM
Purchase Agreement were also consummated on February 14, 2024
 (“Sable-EM Closing Date”),
immediately after the Business Combination, as a result of which Sable purchased the SYU Assets, effective as of January 1, 2022. On February 15, 2024, Sable’s shares of Common Stock, par value $0.0001 per share (“Common Stock”) and warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on NYSE under the symbols, “SOC” and “SOC.WS,” respectively (see Note 3 for additional details).
On February 14, 2024, immediately following the Closing, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for an aggregate PIPE Investment
(as defined below)
of $440,249,100 in accordance with the terms of the PIPE Subscription Agreements
 (as defined below).
The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements.
Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we, “us,” or “our” are to Sable Offshore Corp, a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, and (iii) the “Pipelines” are to Pipeline Segments 901/903 and the other “901/903 Assets” (as defined in the
Sable-EM
Purchase Agreement).
For the purposes of the unaudited condensed consolidated financial statements, periods on or before February 13, 2024 reflect the financial position, results of operations and cash flows of SYU prior to the Business Combination, referred to herein as the “Predecessor,” and periods beginning on or after February 14, 2024 reflect the financial position, results of operations and cash flows of the Company as a result of the Business Combination, referred to herein as the “Successor”.

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations. As of March 31, 2024, the Successor reported cash of $209.1 million and an accumulated deficit of $261.1 million. The Company expects to continue to incur losses until we can restart production of the SYU Assets.
In
connection with the Business Combination, the
Company
entered into subscription agreements (“PIPE Subscription Agreements”) with certain investors for an aggregate commitment (“PIPE Investment”) amount of approximately $440.0 million, pursuant to which such investors agreed to purchase an aggregate of approximately 44.0 million shares of common stock of the Company, par value of $0.0001 per share, at a price of $10.00 per share upon the consummation of the Business Combination. On February 14, 2024, immediately following the Closing Date, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for an aggregate PIPE Investment of gross proceeds of $440.2 million in accordance with the terms of the PIPE Subscription Agreements. Following the Closing Date and through March 31, 2024, Management has addressed near-term capital funding needs with the PIPE capital raise and the consummation of the Business Combination and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production of the SYU Assets. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Due to the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases made during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “U.S. Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
The Company has accrued an excise tax payable of
$2.3 million
relating to redemptions of common stock prior to the Business Combination, which is recorded as a liability on our unaudited condensed consolidated balance sheet as of March 31, 2024 (Successor).

Note
2— Significant Accounting Policies
Basis of Presentation
Flame was initially formed as a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On February 14, 2024, Flame completed the transactions contemplated by the Merger Agreement and the
Sable-EM
Purchase Agreement, with Flame surviving the transactions and changing its name to Sable Offshore Corp. thereafter. The Company was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations, with such transactions being accounted for as a forward merger, and SYU was deemed the Predecessor entity for accounting purposes.
As a result of the Business Combination, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. Since SYU was deemed to be the Predecessor entity, the historical financial statements of SYU became the historical financial statements of the combined Company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of SYU prior to the Business Combination and (ii) the combined results of the Company, including SYU, following the Closing Date. The accompanying financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Business Combination, and a Successor period from February 14, 2024 through March 31, 2024. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between these two periods.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The Predecessor financial statements reflect the
carve-out
assets, liabilities, revenues, expenses, and cash flows of SYU. SYU has not previously been separately accounted for as a stand-alone legal entity. The accounts are presented on a combined basis because SYU was under common control of EM.
The accompanying Predecessor financial statements also include a portion of indirect costs for general and administrative expenses. In addition to the allocation of indirect costs, the Predecessor financial statements reflect certain agreements executed by EM for the benefit of SYU. The allocations methodologies for significant allocated items include:

•
General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data for the period from January 1, 2022 to February 13, 2024. The total amounts allocated to SYU for the period from January 1, 2024 to February 13, 2024 and the three months ended March 31, 2023, which are recorded in general and administrative expenses, are $1.7 million and $3.1 million, respectively.

•	Long-term debt was not allocated to SYU as it is a legal obligation of EM, which is not directly impacted by the sale of SYU to Sable.
Management believes the allocation methodologies used in the Predecessor financial statements are reasonable and result in an allocation of EM’s indirect costs of operating SYU as a stand-alone entity. These Predecessor financial statements may not be indicative of the future performance of SYU and do not necessarily reflect what the results of operations, financial position and cash flows would have been had SYU been operated as an independent company during the periods presented.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant assumptions are required in estimating the quantities and values of proved oil, gas and NGL reserves used in calculating depletion and assessing impairment of oil and gas properties. Other significant estimates made by management include, among others, allocation assumptions and the carrying amount of asset retirement obligations, which are based on the timing and cost of future abandonments, and inputs utilized to fair value warrant liabilities.
While management believes these estimates are reasonable, changes in facts and assumptions or the discovery of new information may result in revised estimates. Actual results could differ from these estimates, and it is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.
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

Refer to
Note 11 — Fair Value Measurements
for fair value disclosures.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. At March 31, 2024 (Successor) and December 31, 2023 (Predecessor), the Company did not experience losses on this account.
Related Parties
Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 850,
Related Party Disclosures
(“ASC Topic 850”), requires transactions with related parties that would make a difference in decision making to be disclosed so that users of the condensed consolidated financial statements can evaluate their significance. Refer to
Note 5—Related Party Transactions
for further discussion.
During the period from January 1, 2024 through February 13, 2024 (Predecessor) and three months ended March 31, 2023 (Predecessor), there were no related party transactions, except for the management and administrative services. SYU previously received management and administrative services from EM, a portion of which was attributable to SYU. Additionally, cash that was received on behalf of SYU by EM created a receivable for SYU, while expenditures made by EM on behalf of SYU created a payable for SYU. The net receivable or payable from all cash activity attributable to SYU is reflected as Due to related party, net on the accompanying unaudited condensed consolidated balance sheet.
Property, Plant and Equipment
Cost Basis.
The Company’s oil and gas producing activities are accounted for under the successful efforts method of accounting. Under this method, costs are accumulated on a field-by-field
basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where sufficient progress assessing the reserves and the economic and operating viability of the project is being made. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.
Other Property and Equipment
.
Other property and equipment primarily consist of onshore midstream facilities. Due to the nature of the other property and equipment, it is presented with oil and gas properties in the unaudited condensed consolidated financial statements.
Depreciation, Depletion and Amortization.
Depreciation, depletion and amortization are primarily determined under the unit-of-production
method, which is based on estimated asset service life taking obsolescence into consideration.
Acquisition costs of proved properties are to be amortized using a unit-of-production
method, computed on the basis of total proved oil and natural gas reserve volumes. Capitalized exploratory drilling and development costs associated with productive depletable extractive properties are amortized using the unit-of-production
rates based on the amount of proved developed reserves of oil and gas that are estimated to be recoverable from existing facilities using current operating methods. Under the unit-of-production
method, oil and natural gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank.
Due to the nature of our investments in midstream equipment, the cost of such assets are also to be amortized using the unit-of-production
rates based on the amount of proved developed reserves of oil and gas that are estimated to be recoverable from existing facilities using current operating methods. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.
SYU has been shut in since 2015 due to a pipeline incident but has been maintained to preserve it in an operation-ready state and thus no depreciation, depletion or amortization has been recorded by the Company since its acquisition of the SYU Assets. Depreciation, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million and $5.3 million for the period from January 1, 2024 to February 13, 2024 (Predecessor), and the three months ended March 31, 2023 (Predecessor), respectively. The Company had net capitalized costs related to oil and gas properties and related equipment of $1.1 billion as of March 31, 2024 (Successor) and $689.0 million as of December 31, 2023 (Predecessor), respectively.

Impairment Assessment.
Oil and gas properties are tested for recoverability on an ongoing basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:

a.	a significant decrease in the market price of a long-lived asset;

b.	a significant adverse change in the extent or manner in which an asset is being used or in its physical condition including a significant decrease in current and projected reserve volumes;

c.	a significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;

d.	an accumulation of project costs significantly in excess of the amount originally expected; and

e.	a current-period operating loss combined with a history and forecast of operating or cash flow losses.
Oil and gas properties undergo a process to monitor for indicators of potential impairment throughout the year. This process is aligned with the requirements of ASC 360 and ASC 932. Asset valuation analysis, profitability reviews and other periodic control processes assist in assessing whether events or changes in circumstances indicate the carrying amounts of any of the assets may not be recoverable.
Because the lifespans of the oil and gas properties are measured in decades, the future cash flows of these assets are predominantly based on long-term oil and natural gas commodity prices, industry margins, and development and production costs. Significant reductions in management’s view of oil or natural gas commodity prices or margin ranges, especially the longer-term prices and margins, and changes in the development plans, including decisions to defer, reduce, or eliminate planned capital spending, can be an indicator of potential impairment. Other events or changes in circumstances, can be indicators of potential impairment as well.
In general, temporarily low prices or margins are not viewed as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technology, and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities, alternative energy sources and levels of prosperity. During the lifespan of its major assets, management expects that oil and gas prices and industry margins will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, management considers recent periods of operating losses in the context of its longer-term view of prices and margins.
Cash Flow Assessment.
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on assumptions which are developed by management and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, and development and operating costs. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities.
Fair value of Impaired Assets.
An asset group is impaired if its estimated undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value. The assessment of fair value is based upon the views of a likely market participant. The principal parameters used to establish fair value include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, throughput and product sales volumes, commodity prices which are consistent with the average of third-party industry experts and government agencies, refining and chemical margins, drilling and development costs, operating costs and discount rates which are reflective of the characteristics of the asset group. Impairments incurred are Level 3 fair value measurements.

As discussed in
Note 1 — Organization, and Business Operations
above, on November 1, 2022, the
Sable-EM
Purchase Agreement was executed to sell SYU for consideration consisting of a seller financed note payable of approximately $606.3 million and cash of $18.8 million before purchase price adjustments. Accordingly, during the year ended December 31, 2022, the SYU assets were written down by the Predecessor to their estimated fair value resulting in an impairment of approximately $1.4 billion. No impairments were recognized during the periods February 14, 2024 through March 31, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor), or three mo
n
ths ended March 31, 2023 (Predecessor).
Materials and supplies
Materials and supplies are valued at the lower of cost or net realizable value.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

	Successor	Predecessor
(in thousands)	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$3,363	$3,235
Operations and maintenance	4,622	2,149
Legal settlement payable	70,000	—

Total accounts payable and accrued liabilities	$77,985	$5,384

Asset Retirement Obligations (“ARO”)
The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of oil and gas properties and related facilities. The Company uses assumptions and judgments to estimate the respective future plugging and abandonment costs, technical assessments of the assets and their ultimate productive life (timing of settlements), a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance.
The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. Asset retirement obligations incurred in the current period are Level 3 fair value measurements. The costs associated with these liabilities are capitalized as part of the related assets and depreciated as the reserves are produced. Over time, the liabilities are accreted for the change in their present value. Refer to
Note 4 — Asset Retirement Obligations
for additional disclosures.
Derivative Warrant Liabilities
The Company does not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company accounts for its warrants as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations (Refer to
Note 11 — Fair Value Measurements
for additional details).

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
ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date
income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was a negative 8.1% for the Successor period February 14, 2024 through March 31, 2024. The effective tax rate differs from the statutory tax rate of 21% for the Successor period ended March 31, 2024, due primarily to changes in the valuation allowance on the deferred tax assets and disallowed expenses.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning
strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal and state pretax operating income adjusted for items that do not have tax consequences. Based on our ongoing assessment of all available evidence, both positive and negative, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized. Also, in scheduling the reversals of our existing timing differences for the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income on an annual basis. Therefore, a further valuation allowance of our deferred tax assets in excess of our liabilities is necessary and results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Parent Net Investment (Predecessor)
Parent net investment reflects the financial reporting basis of SYU’s assets and liabilities and changes due to capital contributions and losses. All cash activity of SYU for the periods presented were concentrated in accounts retained by EM. Accordingly, net cash activity attributable to SYU is reflected in contributions from parent in the accompanying unaudited condensed consolidated financial statements in the Predecessor periods.
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period.
The following table reflect
s the ca
lculation of basic and diluted net loss per share of Common Stock.

	Successor	Predecessor
(dollars in thousands, except per share amounts)	February 14, 2024— March 31, 2024	January 1, 2024— February 13, 2024	Three Months Ended March 31, 2023
Net loss	$(180,105)	$(11,789)	$(23,193)

Weighted average shares outstanding—Basic and diluted	60,166,269	n/a	n/a

Net loss per share—Basic and diluted	$(2.99)	n/a	n/a

Restricted shares outstanding are anti-dilutive due to the Company’s net loss position and therefore have not been included in the weighted average shares calculation for the period February 14, 2024 to March 31, 2024.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Updates (“ASU”)
2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The adoption of this standard did not have an impact
on the Company’s unaudited condensed consolidated financial statements or related disclosures.
In November 2023, the FASB issued ASU
No. 2023-07,
Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company plans to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024.
In December 2023, the FASB issued ASU
2023-09,
Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The FASB issued this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3 — Acquisition
On the Sable-EM Closing Date, in connection with the consummation of the transactions contemplated by the Sable-EM Purchase Agreement, the Company entered into a
 $625.0
million five-year Senior Secured Term Loan with Exxon (the “Term Loan”) and paid additional consideration of
$204.1
million in cash to Exxon. Refer to
Note 6—Debt
for additional details regarding the Term Loan.

The following table presents the preliminary adjusted purchase consideration (in thousands):

Consideration:
Purchase consideration as per Sable-EM Purchase Agreement	$625,000
Plus:
Paid-in-kind interest from effective date to closing*	140,018
Materials and supplies*	16,637
Cash consideration paid	204,094

Preliminary adjusted purchase consideration	$985,749

* Included in the initial principal associated with the Term Loan.
The acquisition of the SYU Asset’s is accounted for under the scope of FASB’s ASC Topic 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, Sable was determined to be the accounting acquirer. The Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following table represents the allocation of the total purchase price for the acquisition of the identifiable assets acquired and the liabilities assumed at the acquisition date (in thousands):

Total consideration	$985,749
Fair value of assets acquired:
Oil and gas properties	$1,060,523
Materials and supplies	16,637
Other assets	4,621

Amount attributable to assets acquired	$1,081,781

Fair value of liabilities assumed:
Asset retirement obligations	$90,073
Other current liabilities	827
Deferred tax liability	1,209
Other long term liabilities	3,923

Amounts attributable to liabilities assumed	96,032

Net assets acquired and liabilities assumed	$985,749

The Company assumed contractual agreements for warehousing space and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use
(“ROU”) asset and the corresponding lease liability is recorded. The Company recorded an initial asset and liability of $4.6 million associated with the assumed leases. The Company determines at inception if an arrangement is an operating or financing lease.
The Company also paid transaction costs in connection with the acquisition and the related Business Combination totaling $49.1 million, of which $24.7 million was recognized in Selling, general, and administrative expenses in the condensed consolidated statement of operations as of the Closing Date, $22.9 million was recognized as a charge to Additional paid-in capital, and $1.5 million was capitalized as debt issuance costs on the condensed consolidated balance sheet as of March 31, 2024 (Successor).

Note 4 — Asset Retirement Obligation
The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of oil and gas properties
and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

	Successor	Predecessor
(in thousands)	March 31, 2024	December 31, 2023
Beginning balance	$—	$329,375
Acquisition of SYU	90,073	—
Accretion	1,377	19,763

Ending balance	$91,450	$349,138

Note 5 — Related Party Transactions
Convertible Promissory Notes
Since Flame’s inception,
it
entered into nine convertible promissory notes with Flame Acquisition Sponsor LLC (“Sponsor”) to provide working capital loans (the “
Working Capital Loans
”)
totaling $3.3 million as of February 14, 2024. The Working Capital Loans were to be either repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans were convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. At the Closing Date, all of the Working Capital Loans were converted into an aggregate of 3,306,370 Private Warrants at a price of $1.00 per Warrant. The warrants are identical to the Private Placement Warrants. See warrant discussion at
Note 7 — Warrants
.

Promissory Note Loans
Since Flame’s inception, it entered into four non-convertible promissory notes (the “Promissory Note Loans”) with the Sponsor to provide Promissory Note Loans that were used to pay for expenditures of the acquisition target totaling
$
1.1
million as of February 14, 2024. At the Closing Date each of the Promissory Note Loans were fully repaid in cash.
Founder Reimbursement
Under
 the terms of the Merger Agreement, James C. Flores, the Company’s Chairman and Chief Executive Officer, was entitled to reimbursement by Flame, on the Closing Date, of all of his reasonable, documented out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and the Sable-EM Purchase Agreement, in each case, that were paid as of the Closing, subject to a cap equal to
$
3.0
 million. On the Closing Date, Mr. Flores was reimbursed $
2.9
 million and the associated expense is included in General and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 to March 31, 2024
 (Successor).

Note 6 — Debt
Senior Secured Term Loan
Sable entered into the Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by
$16.6 million
for
 material and supplies

and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less

an
$18.8 million cash deposit
(which was paid on the Closing Date)
. The proceeds of the Term Loan were deemed funded on the Closing Date in connection with consummation of the
Sable-EM
Purchase Agreement. The term loan bears interest at ten percent (10.0%) per annum (computed on a
360-day
year). Unless Sable elects in writing prior to an applicable interest payment date to pay accrued but unpaid interest in cash, all such accrued and unpaid interest shall be compounded annually on January 1st of each year by adding the relevant amount to the then outstanding principal amount of the term loan
(“paid-in-kind
interest”). The Term Loan matures on the earliest to occur of (i) the fifth anniversary of the applicable effective time (such effective time, 12:00:01 a.m. (Houston Time) on January 1, 2022), (ii) ninety days after Restart Production (i.e., one hundred eighty (180) days after first production sales from the wells) under and as defined in the
Sable-EM
Purchase Agreement or (iii) acceleration of the term loan in accordance with the terms of the Term Loan.
The Term Loan dated as of the Closing Date by and among Sable, EM, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day
management of our business, subject to the right of the holder of such indebtedness to approve his replacement, such approval not to be unreasonably withheld. Additionally, if we fail to restart production of the SYU Assets by January 1, 2026 (the “Restart Failure Date”), then pursuant to the Purchase and Sale Agreement dated November 1, 2022, by and among Legacy Sable, EM and MPPC relating to the
Sable-EM
Purchase Agreement, for 180 days thereafter, EM will have the exclusive right, but not the obligation, to require us to reassign the SYU Assets and rights to EM or its designated representative, without reimbursing us for any of our costs or expenditures (the “Reassignment Option”). If we have acquired any additional rights or assets or have developed additional improvements related to the SYU Assets, records or benefits, on EM’s request we also would be required to assign and deliver those additional rights, assets, improvements, records or benefits to EM without being reimbursed for any of our additional costs or expenses. If we are unable to restart production of the SYU Assets by the Restart Failure Date and EM exercises its Reassignment Option, EM will become the owner of substantially all of our business and we may be forced to wind-down our operations. Our ability to restart production of the SYU Assets is subject to several risks, and there is no assurance that we will be able to restart production of the SYU Assets by the Restart Failure Date.
Restrictive covenants in the Senior Secured Term Loan impose significant operating and financial restrictions on us and our subsidiaries and we may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the Term Loan unless we gain EM’s consent. These restrictions limit our ability to, among other things: engage in mergers, consolidations, liquidations, or dissolutions; create or incur debt or liens; make certain debt prepayments; pay dividends, distributions, management fees or certain other restricted payments; make investments, acquisitions, loans, or purchase oil and gas properties; sell, assign, farm-out
or dispose of any property; enter into transactions with affiliates; enter into, subject to certain exceptions, any agreement that prohibits or restricts liens securing the Term Loan payments of dividends to us, or payment of debt owed to us and our subsidiaries; and change the nature of our business.
The Term Loan also contains representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control). During the pendency of the Term Loan and in case of an event of default thereunder, EM may exercise all remedies at law or equity, and may foreclose upon substantially all of our assets and the assets of our subsidiaries, including, in the event of a deficiency, cash and any other assets not acquired from EM in the Business Combination to the extent constituting collateral under the applicable financing documents. We may not be able to obtain amendments, waivers or consents for potential or actual breaches of such representations and warranties or covenants, or we may be unable to obtain such amendments waivers or consents on acceptable terms, all of which could limit management’s flexibility to operate the business.
Long-Term Debt as of March 31, 2024 (Successor) consisted of the following:

(in thousands)
Senior Secured Term Loan, including paid-in-kind interest	$772,535
Less: Debt issuance costs	(1,333)

Total long-term debt, net	$771,202

During the period from February 14, 2024 to March 31, 2024 (Successor), the Company incurred interest expense of

$9.8
million, which is included as expense on the condensed consolidated statement of operations and paid-in-kind interest was accrued on the Senior Secured Term Loan on the condensed consolidated balance sheet. For the period from February 14, 2024 to March 31, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately
10.0%.
Predecessor Debt
No
debt was allocated to SYU in the Predecessor financial statements as of December 31, 2023 or for the period from January 1, 2024 through February 13, 2024 (Predecessor) and the three months ended March 31, 2023 (Predecessor) as it was a legal obligation of EM.
Note 7 — Warrants
The table below reflects outstanding warrants as of March 31, 2024:

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants at February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370

Outstanding Warrants at March 31, 2024	14,374,971	7,750,000	3,306,370	25,431,341

Public Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the completion of the Business Combination and will expire five years from the Closing Date, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a share of Common Stock upon exercise of a warrant unless the share of Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
On the Closing Date, the Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the warrants, which the SEC declared effective on May 10, 2024. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. In addition, if the shares of Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the C ompany wil
l not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B)
0.361
.
The “fair market value” shall mean the volume weighted average price of the shares of Common Stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants For Cash
—The Company may redeem the outstanding Public Warrants for cash:

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

The Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Common Stock is available throughout the
30-day
redemption period, except if the warrants are exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.
Redemption of Warrants For Shares of
Common Stock
—commencing 90 days after the warrants became exercisable, the Company may redeem the outstanding warrants for shares of
Common Stock
:

•	in whole and not in part;

•
at a price equal to a number of shares of Common Stock to be determined by reference to the agreed table set forth in the warrant agreement based on the redemption date and the “fair market value” of the Common Stock;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last sale price of our
Common Stock
equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The exercise price and number of shares of Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of shares of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants upon exercise.
Private Placement Warrants and Working Capital Warrants
The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants issued in connection with Flame’s IPO, except that (x) the Private Placement Warrants, the Working Capital Warrants, and the shares of Common Stock issuable upon the exercise of such warrants were not transferable, assignable or salable until
30
days after the Closing Date, subject to certain limited exceptions, (y) the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants, the Working Capital Warrants, and the shares of Common Stock issuable upon exercise of such warrants are entitled to registration rights. If the Private Placement Warrants or Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, such warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Warrants are accounted for as liabilities and
marked-to-market
at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor’s unaudited condensed consolidated statement of operations (refer to
Note 11 - Fair Value Measurements
).

Note 8 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares (defined below), Private Placement Warrants and Working Capital Warrants (and any shares of Common Stock issuable upon the exercise of such instruments) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Business Combination Marketing Agreement
Flame engaged underwriters as advisors in connection with its business combination to assist it in holding meetings with Flame’s stockholders to discuss the potential business combination and the target business’s attributes, introduce it to potential investors that are interested in purchasing its securities in connection with the potential business combination, assist it in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. Flame was to pay a Marketing Fee (as defined in its registration statement on
Form S-1,
as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate,
3.5%
of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option. The underwriters were not entitled to such fee unless Flame consummated its initial business combination. Upon the closing of the Business Combination, the Marketing Fee of
$
10.1
million was paid in full, and is recognized as an offset to the proceeds from the PIPE Investment within Additional paid-in-capital in the unaudited condensed consolidated statement of equity/net parent investment as of March 31, 2024 (Successor).
Grey Fox Matter
On March 26, 2024, Sable entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) among (i) Grey Fox, LLC, MAZ Properties, Inc., Bean Blossom, LLC, Winter Hawk, LLC, Mark Tautrim, Trustee of the Mark Tautrim Revocable Trust, and Denise McNutt, on behalf of themselves and the Court-certified Settlement Class (the “Plaintiffs and Settlement Class Members”), (ii) Pacific Pipeline Company (“PPC”) and (iii) Sable, with respect to the settlement and release of certain claims related to the Pipelines, including claims impacting the right of way for the Pipelines (collectively, the “Released Claims”).
Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members will be obligated to, among other things, (a) release Sable, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with Sable and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate them thereafter, including obtaining all necessary regulatory approvals, consistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No.
2:20-cv-02415
(United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) Sable has agreed to among other things, (a) pay $35.0 million into an interest-bearing non-reversionary
qualified settlement fund, and (b) deliver to class counsel an irrevocable standby letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35.0 million to secure Sable’s obligation to make certain payments under the Settlement Agreement. The Settlement Agreement is subject to approval by the United States District Court for the Central District of California (the “Court”). There can be no assurance that the Court will grant final approval of the Settlement Agreement on its current terms or at all. The Company has accrued $70.0 million for the settlement on the condensed consolidated balance sheet as of March 31, 2024
 (Successor),
and the associated expense is included in General and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 to March 31, 2024 (Successor).
On May 1, 2024, the Court entered an order granting preliminary approval of the Settlement Agreement. The Court found, among other things, that (i) the Court will likely be able to approve the Settlement Agreement under Rule 23(e)(2) and to certify the settlement class for purposes of judgment on the proposed settlement and (ii) the settlement is sufficiently fair, reasonable, and adequate as the settlement class members under the relevant considerations to warrant sending notice of the settlement to the settlement class. The Company has ten calendar days from May 1, 2024 to fund the initial $35.0 million payment into the Qualified Settlement Fund that will be set up, and to deliver the $35.0 million letter of credit. A fairness hearing has been scheduled for September 13, 2024 to, among other things, determine whether the proposed settlement should be finally approved by the Court.

Note 9 — Stockholders’ Equity (Successor)
Preferred Stock
— The Company is authorized to issue a total of 1,000,000 of preferred stock at par value of $0.0001 each. At March 31, 2024 there were no shares of preferred stock issued or outstanding.
Common Stock
— The
 Company is authorized to issue a total of 500,000,000 shares of
Common Stock
at par value of $0.0001 each. At March 31, 2024 there were 60,166,269 shares issued and outstanding.
The following summarizes the shares of Common Stock outstanding following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
PIPE Investors	44,024,910

Total shares outstanding at close	60,166,269

Note: Table excludes Public Warrants, Private Placement Warrants, Working Capital Warrants convertible into Common Stock, and unvested shares issued under the Company’s Incentive Plan.
7,187,500
shares of Common Stock held by the initial stockholders (“Founders Shares”) are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) February 13, 2025 or (B) subsequent to February 14, 2024, (x) if the last sale price of our Common Stock equals or exceeds
$12.00
per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any trading days within any

30
-trading
day period commencing at least
150
days after February 14, 2024, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Note 10 — Stock-Based Compensation
On February 12, 2024, the Company’s shareholders approved a stock-based compensation plan (the “Incentive Plan”) to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The Predecessor had no equity compensation plans or outstanding equity awards specific to the SYU Assets.
Incentive Plan
The Company’s Incentive Plan includes incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards. Certain awards under the Incentive Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. Awards other than cash awards generally will be settled in shares of the Company’s common stock, but the applicable award agreement may provide for cash settlement of any award.
Our employees, consultants and directors, and employees and consultants of our subsidiaries, may be eligible to receive awards under the Incentive Plan. Following the closing of the Business Combination, the Compensation Committee of the Board of Directors was appointed by the Board to administer the Incentive Plan.
The Plan Administrator has the authority to take all actions and make all determinations under the Incentive Plan, to interpret the Incentive Plan and award agreements and to adopt, amend and repeal rules for the administration of the Incentive Plan as it deems advisable. The Plan Administrator will also have the authority to, among other things, determine which eligible service providers receive awards, grant awards, set the terms and conditions of all awards under the Incentive Plan, including any performance goals, vesting and vesting acceleration provisions, subject to the conditions and limitations in the Incentive Plan, accelerate vesting requirements, waive or amend performance goals and other restrictions, and amend award agreements.
Restricted Stock Awards
On the Closing Date and in connection with the executive officers’ (other than Mr. Flores) employment agreements they are subject to grants of
650,000
shares of common stock, which vest on the earlier of the restart of production from the SYU Assets or three years after the Closing Date. Both the Merger Consideration shares and executive officer awards are subject to three-year lock-up
provisions. During March 2024, the Plan Administrator authorized granting the Board
158,334
shares for contributions towards closing the Business Combination and service on the board, these awards vest twelve months from the grant date. Restricted stock awards are to be settled in shares, and qualify as equity classified awards.
As of March 31, 2024 (Successor), 6.4 million shares were authorized and granted under the Successor’s Incentive Plan. No shares were authorized or granted by the Predecessor as of December 31, 2023. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. Forfeitures will be recognized as they occur.
For the period February 14, 2024 through March 31, 2024 (Successor), compensation costs charged to expense for the restricted stock awards was $6.3 million. The unrecognized stock-based compensation expense associated with the unvested restr
icted stock awards at March 31, 2024 (Successor) was $26.9 million, which is to be recognized over the weighted average remaining life of approximately six
months.
The following table summarizes stock-settled restricted stock share activity for the period ended March 31, 2024:

	Successor
	February 14, 2024 —March 31, 2024
	Common Stock	Weighted-average grant date fair value
Non-vested, beginning of the period	—	$—
Granted	2,758,334	12.03
Vested	—	—
Forfeited	—	—

Non-vested, end of the period	2,758,334	$12.03

Merger Consideration
Pursuant t
o the Merger Agreement, on the Closing Date and contemporaneously with the completion of the transactions contemplated under the
Sable-EM
Purchase Agreement, as previously noted Holdco merged with and into Flame, with Flame as the surviving company, and immediately thereafter, Sable merged with and into Flame, with Flame as the surviving company. The aggregate consideration received by holders of limited liability company membership interests in Holdco designated as Class A shares immediately prior to the Holdco Merger Effective Time was
3,000,000
shares of Flame Class A common stock. Share based compensation expense of $
36.3 million
was recognized associated with the issuance of the
3,000,000
shares in General and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 to March 31, 2024.
Founders Shares
In the periods prior to the Business Combination, the Sponsor sold
 434,375
Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Executive Vice President and Chief Financial Officer, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC
 718
,
stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature, as such the Company recognized stock-based compensation upon the completion of the Business Combination. Accordingly, the Company recognized $3.7 million in stock-based compensation expense for the period from February 14, 2024 to March 31, 2024 (Successor), which is included in the General and administrative expenses on the condensed consolidated statement of operations.
The total shared based compensation expense for the period February 14, 2024 to March 31, 2024 (Successor) was $46.4 million.
Note 11 — Fair Value Measurements
Certain of the Company’s financial assets and liabilities are reported at fair value on the condensed consolidated balance sheet (Successor). An established fair value hierarchy prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy.
Recurring Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 (Successor), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(dollars in thousands)	Public Warrants (Level 1)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Warrant Liabilities
Fair value as of February 14, 2024 (Successor)	$39,962	$19,813	$—	$59,775
Additions	—	—	10,283	10,283
Change in valuation inputs or other assumptions	(2,875)	550	562	(1,763)

Fair value as of March 31, 2024 (Successor)	$37,087	$20,363	$10,845	$68,295

Investments Held in Money Market Accounts
As of March 31, 2024 (Successor), investments in the Company’s money market accounts consisted of $208.9 million in demand deposit accounts (and are therefore not reflected in the table above).
Accounts Payable and Accrued Expenses
The carrying values of accounts payable and accrued expenses are considered to be representative of their respective fair values due to the short-term maturities of those instruments (and are therefore not reflected in the table above).
Senior Secured Term Loan
As of March 31, 2024 (Successor), the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty (and are therefore not reflected in the table above).
There were no
transfers in or out of Level 3 from other levels in the fair value hierarchy during periods February 14, 2024 through March 31, 2024 (Successor).
There were no
financial assets or liabilities accounted for at fair value on a recurring basis in the Predecessor financial statements as of December 31, 2023 (Predecessor) or for the period from January 1, 2024 to February 13, 2024 (Predecessor) and the three months ended March 31, 2023 (Predecessor).

Warrant Liabilities
The Public Warrants are measured at the Observable Quoted Price in Active Markets. The Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model. The estimated fair value of the private warrant and the working capital warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
As Private Placement Warrants held by FL
Co-Investment
LLC and Intrepid Financial Partners, L.L.C., will not be exercisable more than five years from the effective date of the registration statement, the exercise period end date is different than other Private Placement Warrants and Working Capital Warrants which will expire five years after the Closing Date or earlier upon redemption or liquidation. Accordingly, they have different inputs to the Modified Black-Scholes Optional Pricing Model.
The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners as of March 31, 2024 (Successor).

Inputs	March 31, 2024
Stock price	$10.96
Strike price	$11.50
Term (in years)	1.9
Volatility	27.5%
Risk-free rate	4.53%
Dividend yield	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL
Co-Investment
and Intrepid Financial Partners, as of March 31, 2024 (Successor).

Inputs	March 31, 2024
Stock price	$10.96
Strike price	$11.50
Term (in years)	4.88
Volatility	27.5%
Risk-free rate	4.14%
Dividend yield	0.00%
Note 12 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company, other than as previously described herein, did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references to “we”, “us”, “our”, “Sable” or the “Company” in this Item 2 are to Sable Offshore Corp. (f/k/a Flame Acquisition Corp.) and its consolidated subsidiaries, following the Business Combination. References to “Flame” are to Flame Acquisition Corp. before the consummation of the Business Combination. References to the “Pipelines” are to Pipeline Segments 901/903 and the other “901/903 Assets” (as defined in the Sable-EM Purchase Agreement). As a result of the closing of the Business Combination, which was accounted for as a forward merger in accordance with GAAP, the financial statements of Successor (as defined below) are now the financial statements of the Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This the unaudited condensed consolidated financial statements includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), and those described in our other SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Sable Offshore Corp. is an independent oil and gas company headquartered in Houston, Texas. We were incorporated in Delaware on October 16, 2020 and, until February 14, 2024, were a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Business Combination

On November 1, 2022 (as amended on June 13, 2023 and December 15, 2023), Sable Offshore Corp., a Texas corporation (“SOC”), entered into a purchase and sale agreement (the “Sable-EM Purchase Agreement”) with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which SOC agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California (“SYU”) and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, collectively the “SYU Assets”).

On November 2, 2022, Flame entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, the “Merger Agreement”), with SOC and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “ Legacy Sable”), which provided for the following transactions at the closing: (i) Holdco would merge with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) SOC would merge with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On February 12, 2024, Flame held a special meeting of stockholders (the “Special Meeting”), at which the Flame stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on February 14, 2024 (the “Closing Date”), the Business Combination was consummated (the “Closing”). In connection with the Business Combination, Flame changed its name to “Sable Offshore Corp.”

PIPE Subscription Agreements

In connection with the Business Combination, Holdco and Flame entered into subscription agreements (collectively, as amended, supplemented or otherwise modified, the “PIPE Subscription Agreements”) with certain investors (the “PIPE Investors”) for an aggregate commitment amount of $440,249,100. On February 14, 2024, immediately following the Closing, Sable issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for an aggregate PIPE Investment of $440,249,100 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements.

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

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form Registration Rights Agreement filed as an exhibit to Sable’s Current Report on Form 8-K, filed with the SEC on February 14, 2024.

SYU

Beginning in 1968 and over the course of 14 years, EM consolidated more than a dozen offshore federal oil leases and organized them into a streamlined production unit known as SYU. SYU consists of three offshore platforms and a wholly owned onshore processing facility located along the Gaviota Coast at Las Flores Canyon in Santa Barbara County, California. SYU’s onshore facilities and the three offshore platforms remained in continuous operation until 2015. In May 2015, a pipeline operated by Plains All American Pipeline, L.P. (“Plains”) that transported produced oil from SYU experienced a leak, as further described in the section of the Form 10-K titled “Business—Pipeline 901 Incident.” The SYU platforms and facilities suspended production after the incident, the SYU Assets were shut in and the facilities were placed in a safe state. The facilities are not currently producing oil and gas; however, all equipment remains in place in an operation-ready state, requiring ongoing inspections, maintenance and surveillance. As part of these suspension efforts, all SYU equipment was drained, flushed and purged in 2016. All hydrocarbon pipelines within SYU have been placed in a safe state and remain under regular monitoring. In 2020, Plains entered into a Consent Decree, described further in the section of the Form 10-K titled “Business—Pipeline 901 Incident,” that provides a path for a potential restart of the Pipelines.

The discussion of the results of operations for the Predecessor periods below do not include the results from the Pipelines and the Pipelines are not included in the combined financial statements of the Predecessor included in the financial statements and related notes thereto included elsewhere in this Quarterly Report. Financial statements of the Pipelines have not been included because SEC guidance provides that the financial statements of recently acquired businesses such as the Pipelines need not be filed unless their omission would render Predecessors combined financial statements misleading or substantially incomplete. Based upon our quantitative and qualitative analysis, we do not believe omitting the financial statements of the Pipelines renders the Predecessor combined financial statements misleading or substantially incomplete. The Successor financial statements include the results from the Pipelines and the Pipelines are included in the unaudited condensed consolidated financial statements.

For the purposes of the unaudited condensed consolidated financial statements, periods on or before February 13, 2024 reflect the financial position, results of operations and cash flows of SYU prior to the Business Combination, referred to herein as the “Predecessor,” and periods beginning on or after February 14, 2024 reflect the financial position, results of operations and cash flows of the Company as a result of the Business Combination, referred to herein as the “Successor”.

Components of Results of Operations

Revenue

The Company has not had any substantial revenues since the shut-in. The Company’s various operating expenses are the principal metrics used to assess its performance.

Operating Expenses

•

Operations and maintenance. The Company’s most significant costs to operate and maintain its assets are direct labor and supervision, power, repair and maintenance expenses, and equipment rentals. Fluctuations in commodity prices impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase (or decrease) in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals.

•

Depreciation, depletion, amortization, and accretion. Depreciation, depletion and amortization are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Since being shut in, no depletion or amortization has been recorded for the Successor periods presented. An immaterial amount of depreciation was reflected for idle plants in the historical Predecessor financial statements. Also included in the Successor and Predecessor financial statements is the accretion associated with the Company’s estimated asset retirement obligations (“ARO”). The ARO liabilities are initially recorded at their fair value and then are accreted using SYU’s applicable discount rate over the period for the change in their present value until the estimated retirement of the asset.

•

General and administrative. General and administrative (“G&A”) costs are comprised of overhead expenditures directly and indirectly associated with operating the assets. These support services include information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU for the period from January 1, 2020 to February 13, 2024. To calculate a reasonable allocation, aggregated historical benchmarking data from comparable companies with similar operated upstream assets was used to identify general and administrative expenses as a proportion of operating expenses. SYU may also require increased services in the future, commensurate with planned activity levels.

•	Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the projected restart of production.

Results of Operations

The comparability of our operating results for the periods February 14, 2024 through March 31, 2024 (Successor) and January 1, 2024 through February 13, 2024 (Predecessor), compared to the three months ended March 31, 2023 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. The entirety of our activity since inception through the Closing Date were related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (Refer to Note 1 — Organization, Business Operations, and Going Concern). Following the Closing Date, all of our operations have focused on restarting production of the SYU Assets. We lack the ability to generate any operating revenues until after we receive the necessary regulatory approvals and complete construction repairs necessary to restart production. Our only source of non-operating income is generated in the form of interest income on cash and cash equivalents and changes in fair value of our derivative warrant liabilities. Post the Business Combination, we expect to incur additional expenses as a result of being an operating public company, for legal, accounting and compliance expenses.

The following table presents selected consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor	Predecessor		Increase (Decrease)
(in thousands)	February 14, 2024 - March 31, 2024	January 1, 2024 - February 13, 2024	Three Months Ended March 31, 2023	$	%
Revenue	$—	$—	$—	$—	—%

Oil and gas sales	—	—	—	—	—%
Operating Expenses
Operations and maintenance expenses	7,318	7,320	14,796	(158)	(1.1)%
Depletion, depreciation, amortization and accretion	1,377	2,627	5,255	(1,251)	(23.8)%
General and administrative expenses	150,448	1,714	3,137	149,025	nm

Total operating expenses	159,143	11,661	23,188	147,616	636.6%

Loss from operations	(159,143)	(11,661)	(23,188)	(147,616)	636.6%
Other (income) expenses:
Change in fair value of warrant liabilities	(1,763)	—	—	(1,763)	nm
Other (income) expense	(499)	128	5	(376)	nm
Interest expense	9,801	—	—	9,801	nm

Total other expense, net	7,539	128	5	7,662	nm

Loss before income taxes	(166,682)	(11,789)	(23,193)	(155,278)	669.5%
Income tax expense	13,423	—	—	13,423	nm

Net loss	$(180,105)	$(11,789)	$(23,193)	$(168,701)	727.4%

nm: not meaningful

Comparison of the period from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor) to the three months ended March 31, 2023 (Predecessor).

Operating and maintenance expenses. Operating and maintenance expenses were $7.3 million for the both periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $14.6 million, representing a decrease of $0.2 million, or (1.1)%, compared to $14.8 million for three months ended March 31, 2023 (Predecessor). The decrease in operating and maintenance expenses was primarily attributable to timing of maintenance expenses incurred. Operations and maintenance expenses are expected to increase over the next several years as production is restarted.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $2.6 million and $1.4 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $4.0 million, representing a decrease of $1.3 million, or 23.8%, compared to $5.3 million for three months ended March 31, 2023 (Predecessor). The decrease in depletion, depreciation, amortization and accretion was primarily attributable to the Company no longer recognizing depreciation expense following the Business Combination, as the Company determined assets were not in service since repairs are necessary prior to achieving production restart. Depreciation will resume once the assets are placed in service. The $1.4 million depletion, depreciation, amortization and accretion expense recognized in February 14, 2024 through March 31, 2024 (Successor) is recognition of ARO accretion for the period. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several years as production is restarted.

General and administrative expenses. General and administrative expenses (“G&A expense”) were $1.7 million and $150.4 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $152.2 million, representing an increase of $149.0 million compared to $3.1 million for three months ended March 31, 2023 (Predecessor). The increase in G&A expenses was primarily attributable to the $70.0 million accrued settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies), $46.4 million in share-based compensation expense following the Business Combination, $16.8 million in legal expenses and professional fees related to the Business Combination, and the recognition of salaries and wages following the Company’s commencement of operations following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted.

Total other expense, net. Total other expense, net was $0.1 million and $7.5 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $7.7 million, representing an increase of $7.7 million compared to $0.01 million for three months ended March 31, 2023 (Predecessor). The increase in other expenses was primarily attributable to $9.8 million in interest expense, partially offset by a decrease of $1.8 million in fair value of the warrants and interest income of $0.5 million. The increase during the Successor period is due to the fact that the Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense for the period was zero and $13.4 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, which is an increase compared to zero for three months ended March 31, 2023 (Predecessor). Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income. Therefore, a further valuation allowance of our deferred tax assets is necessary. This results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Liquidity and Capital Resources

Overview. Our plans for restarting production, including restarting the existing wells and facilities and recommencing transportation through the Pipelines, will require significant capital expenditures in excess of current operational cash flow. Historically, SYU’s primary source of liquidity has been its operational cash flow and, since the shut-in, capital contributions from its parent. While SYU’s production is in the process of being restarted and prior to generating positive cash flow from production, SYU’s capital expenditure needs will be substantial and are expected to come from cash on hand. Prior to the Business Combination, Flame had approximately $62.2 million in its trust account, which consisted of proceeds from the public stockholders and the private placement investors in connection with the Company’s initial public offering, less redemptions. Sable raised $440.2 million gross proceeds from the PIPE Investors in connection with the Business Combination. Additionally, more than $600 million of the Purchase Price was seller-financed through a secured term loan with EM (the “Term Loan”). Based on its current financial plan, Sable management expects production to restart during the third quarter of 2024, after which its operating cash flows are expected to be sufficient to service Sable’s indebtedness.

Capital Requirements. Sable currently estimates start-up expenses of approximately $197.0 million in order to restart production during the third quarter of 2024. Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online during the third quarter of 2024. After production restarts, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production or sustain production thereafter.

Going Concern

Prior to the Business Combination, EM funded Predecessor SYU operational expenses. Since the consummation of the Business Combination, Sable has addressed near-term capital funding needs with the PIPE Investments and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production at SYU. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Due to the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.

Cash Flows

The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor	Predecessor		(Decrease) Increase
(dollars in thousands)	February 14, 2024 - March 31, 2024	January 1, 2024 - February 13, 2024	Three Months Ended March 31, 2023	$	%
Cash flows (used in) provided by:
Operating activities	$(36,129)	$(22,474)	$(19,747)	$(38,856)	196.8%
Investing activities	(204,094)	—	—	(204,094)	—%
Financing activities	395,989	22,474	19,747	398,716	nm

Net change in cash and cash equivalents	$155,766	$—	$—	$155,766	—%

nm: not meaningful

Cash Flows from Operating Activities. SYU has been shut in since 2015 and therefore SYU had no production and associated revenues for the comparative periods. The net cash used in operating activities for the Company was $22.5 million and $36.1 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $58.6 million, representing an increase of $38.9 million, or 196.8%. The primary use of cash can be attributed to maintenance and operational readiness activities for SYU in the Predecessor and Successor periods, with additional General and administrative costs incurred post the Business Combination in the Successor period. We had a net loss of $180.1 million, partially offset by non-cash stock based compensation of $46.4 million, non-cash paid-in-kind interest $9.6 million, and changes in accounts payable of $77.0 million. Changes in accounts payable is primarily attributable to the Grey Fox Litigation settlement for $70.0 million. Future cash flow from operations for SYU will depend on our ability to bring the associated oil and gas production of the assets back online, as well as the prices of oil, NGLs and natural gas.

For the period ended March 31, 2023 (Predecessor), the $19.7 million cash used in operating activities was related to maintenance and operational readiness expenses for SYU.

Cash Flows from Investing Activities. The net cash provided by investing activities for the Company was zero and $204.1 million and for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively. The Successor investing cash flow is entirely comprised of $204.1 million paid to EM at Closing per settlement statement.

For the period ended March 31, 2023 (Predecessor), the net cash used in investing activities for the Predecessor period was zero since SYU has been shut in since 2015, without investing activities, but has been maintained it in an operation-ready state.

Cash Flows from Financing Activities. The net cash provided by financing activities for the Company was $22.5 million and $396.0 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively. The Successor financing activities for the period are comprised of the PIPE Investments cash received of $440.2 million, net of $22.9 million of capitalized Business Combination transaction expenses, or $417.4 million net, less deposit paid to EM for the Term Loan of $18.8 million, payment of debt issuance costs of $1.5 million, and repayment of Flame non-convertible promissory notes—related parties for $1.1 million.

For the period ended March 31, 2023 (Predecessor), the net cash used in financing activities for the Predecessor period was $19.7 million. Predecessor financing activities consists of EM capital contributions financing maintenance and operational readiness activities for SYU.

Contractual Obligations

Pursuant to the Term Loan, which financed most of the Purchase Price (as defined in the Term Loan), Sable will pay interest at ten percent (10%) per annum compounded annually, payable in arrears on January 1st of each year. At Sable’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal amount under the Term Loan. Refer to Note 6 — Debt for additional disclosures regarding the Term Loan.

Pursuant to the Transition Services Agreement with EM, EM will provide to Sable certain operational, accounting, cash management, information technology and other general transition services with respect to the Assets (as such term is defined in the Sable-EM Purchase Agreement) for three months following the Closing Date.

Additional obligations include the performance of ARO as referenced under “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below.

Off Balance Sheet Arrangements

As of March 31, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of combined financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Property, Plant and Equipment.

Cost Basis. Oil and gas producing activities are accounted for under the successful efforts method of accounting. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of resources to justify its completion as a producing well and where sufficient progress assessing the resources and the economic and operating viability of the project is being made. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.

Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities. Due to the nature of the other property and equipment, it is presented with oil and gas properties in the combined financial statements.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization are primarily determined under the unit-of-production method, which is based on estimated asset service life taking obsolescence into consideration.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and natural gas reserve volumes. Capitalized exploratory drilling and development costs associated with productive depletable extractive properties are amortized using the unit-of-production rates based on the amount of proved developed resources of oil and gas that are estimated to be recoverable from existing facilities using current operating methods. Under the unit-of-production method, oil and natural gas volumes are considered produced once they have been measured through meters at custody transfer or sales transaction points at the outlet valve on the lease or field storage tank. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

SYU has been shut in since 2015 due to a pipeline incident but has been maintained by EM to preserve it in an operation-ready state and thus no depletion has been recorded for the periods presented.

Impairment Assessment. Assets are tested for recoverability on an ongoing basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:

•	a significant decrease in the market price of a long-lived asset;

•

a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, including a significant decrease in current and projected resource or reserve volumes;

•	a significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;

•	an accumulation of project costs significantly in excess of the amount originally expected; and

•	a current-period operating loss combined with a history and forecast of operating or cash flow losses.

The SYU assets undergo a process that monitors for indicators of potential impairment throughout the year. This process is aligned with the requirements of ASC 360—Property, Plant, and Equipment and ASC 932 Extractive Activities—Oil and Gas. Asset valuation analysis, profitability reviews and other periodic control processes assist in assessing whether events or changes in circumstances indicate the carrying amounts of any of the assets may not be recoverable.

If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on assumptions which are developed by management and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, and development and operating costs. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities.

An asset group is impaired if its estimated undiscounted cash flows are less than the asset group’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value. The assessment of fair value is based upon the views of a likely market participant. The principal parameters used to establish fair value include estimates of acreage values and flowing production metrics from comparable market transactions, market-based estimates of historical cash flow multiples, and discounted cash flows. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, throughput and product sales volumes, commodity prices which are consistent with the average of third-party industry experts and government agencies, refining and chemical margins, drilling and development costs, operating costs and discount rates which are reflective of the characteristics of the asset group.

Asset Retirement Obligations. The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of oil and gas properties and related facilities. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the Company uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation, technical assessments of the assets, estimated amounts and timing of settlements, discount rates, and inflation rates.

Derivative Warrant Liabilities. We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The public warrants are measured at the Observable Quoted Price in Active Markets. The private placement warrants and the working capital warrants are measured at fair value using the Modified Black-Scholes Optional Pricing Model.

Emerging Growth Company; Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it has elected to comply with certain reduced public company reporting requirements. Sable could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the Company IPO. However, if (a) Sable’s total annual gross revenue exceed $1.235 billion, (b) Sable is deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter, or (c) Sable’s non-convertible debt issued within a three-year period exceeds $1.0 billion, Sable would cease to be an emerging growth company as of the following fiscal year.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Sable will be a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of Common Stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) Sable’s annual revenues did not exceed $100 million during such completed fiscal year and the market value of Common Stock held by non-affiliates did not exceed $700 million as of the prior June 30.

Recent Accounting Pronouncements

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2024. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Remediation of Previously Reported Material Weakness

Management designed and implemented new processes and controls over the financial reporting of complex financial instruments, including the engagement of subject matter expert accounting consultants and the implementation of additional layers of review and approval related to its technical accounting review process. The Company has tested the operating effectiveness of these new controls and has concluded that they are operating effectively.

Changes in Internal Controls over Financial Reporting

During the quarter covered by this report, other than the remediation actions described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
Refer to Part I, Item 1,
Note 8 — Commitments and Contingencies
of this Quarterly Report for a full description of our material pending legal and regulatory matters.

Item 1A.	Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “2023
10-K”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2023
10-K.
We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
During

the three months ended March 31, 2024,
no
director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item
408
(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1(1)	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.

3.2(1)	Amended and Restated Bylaws of Sable Offshore Corp.

10.1(1)	Senior Secured Term Loan Agreement, dated as of February 14, 2024 by and among Sable Offshore Corp. (f/k/a Flame Acquisition Corp.), Exxon Mobil Corporation and Alter Domus Products Corp.

10.2(1)	Registration Rights Agreement, dated as of February 14, 2024, by and among Sable Offshore Corp. (f/k/a Flame Acquisition Corp.) and the undersigned party listed under Holder on the signature page thereto.

10.3(1)#	Sable Offshore Corp. 2023 Incentive Award Plan.

10.4(1)	Form of Indemnity Agreement.

10.5(2)#	Employment Agreement by and between Sable Offshore Corp. and James C. Flores.

10.6(2)#	Employment Agreement by and between Sable Offshore Corp. and Gregory D. Patrinely.

10.7(2)#	Employment Agreement by and between Sable Offshore Corp. and J. Caldwell Flores.

10.8(2)#	Employment Agreement by and between Sable Offshore Corp. and Doss R. Bourgeois.

10.9(2)#	Employment Agreement by and between Sable Offshore Corp. and Anthony C. Duenner.

10.10(3)	Form of Holdco PIPE Subscription Agreement.

10.11(4)	Form of Holdco PIPE Subscription Agreement Amendment.

10.12(4)	Form of Additional Holdco PIPE Subscription Agreement.

10.13(4)	Form of Flame PIPE Subscription Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished
#	Indicates a management contract or compensatory plan.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2024 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 28, 2024 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2022 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 16, 2024 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: May 15, 2024	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)