Form 10-Q
period 2024-06-30
Sable Offshore Corp.
filed 2024-08-13
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-40111
__________________________

SABLE OFFSHORE CORP.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	85-3514078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

845 Texas Avenue, Suite 2920 Houston, TX 77002
(Address of Principal Executive Offices, Zip Code)
(713) 579-6161
(Registrant’s telephone number, including area code)

__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SOC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SOC.WS	The New York Stock Exchange
__________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 12, 2024 there were 64,845,436 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$112,069	$—
Restricted cash	35,095	—
Materials and supplies	16,578	16,213
Prepaid expenses and other current assets	3,350	—
Total current assets	167,092	16,213
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,068,322	4,382,289
Less: Accumulated depreciation, depletion and amortization	—	(3,693,325)
Total oil and gas properties - net	1,068,322	688,964
Other, net	5,497	6,404
Total assets	$1,240,911	$711,581
Liabilities and Stockholders’ Equity/Parent Net Investment
Accounts payable and accrued expenses	$57,651	$5,384
Due to related party, net	—	11,370
Excise tax payable	2,308	—
Other current liabilities	1,300	1,148
Total current liabilities	61,259	17,902
Warrant liabilities	149,473	—
Asset retirement obligations	94,174	349,138
Senior Secured Term Loan including paid-in-kind interest, net	790,377	—
Deferred tax liabilities	19,781	—
Other	3,800	5,520
Total liabilities	1,118,864	372,560
Commitments and Contingencies (Note 8)
Stockholders' Equity/Parent Net Investment
Parent net investment	—	339,021
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 64,845,435 issued and outstanding at June 30, 2024	6	—
Additional paid-in capital	548,600	—
Accumulated deficit	(426,559)	—
Total Stockholders’ Equity/Parent Net Investment	122,047	339,021
Total Liabilities and Stockholders’ Equity/Parent Net Investment	$1,240,911	$711,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	Six Months Ended June 30, 2023
Revenue
Oil and gas sales	$—	$—	$—	$—	$—
Total revenue	—	—	—	—	—
Operating Expenses
Operations and maintenance expenses	26,294	14,113	33,612	7,320	28,909
Depletion, depreciation, amortization and accretion	2,724	5,254	4,101	2,627	10,509
General and administrative expenses	33,217	2,948	183,665	1,714	6,085
Total operating expenses	62,235	22,315	221,378	11,661	45,503
Loss from operations	(62,235)	(22,315)	(221,378)	(11,661)	(45,503)
Other (income) expenses:
Change in fair value of warrant liabilities	81,178	—	79,415	—	—
Other (income) expense	(2,301)	(7)	(2,800)	128	(2)
Interest expense	19,175	—	28,976	—	—
Total other (income) expense, net	98,052	(7)	105,591	128	(2)
Loss before income taxes	(160,287)	(22,308)	(326,969)	(11,789)	(45,501)
Income tax expense	5,149	—	18,572	—	—
Net loss	$(165,436)	$(22,308)	$(345,541)	$(11,789)	$(45,501)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	60,166,269	n/a	60,166,269	n/a	n/a
Basic and diluted net loss per Common Stock	$(2.75)	n/a	$(5.74)	n/a	n/a
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
For the period from February 14, 2024 to March 31, 2024
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949
Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	44,024,910	4	417,367	—	417,371
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Shared based compensation	2,758,334	—	10,080	—	10,080
Net loss	—	—	—	(180,105)	(180,105)
BALANCE—March 31, 2024	62,924,603	6	525,695	(261,123)	264,578
Shared based compensation	1,920,832	—	22,905	—	22,905
Net loss	—	—	—	(165,436)	(165,436)
BALANCE—June 30, 2024	64,845,435	$6	$548,600	$(426,559)	$122,047

Parent Net Investment

Predecessor:
For the period January 1, 2024 to February 13, 2024
BALANCE—January 1, 2024	$339,021
Contributions from parent	22,474
Net loss	(11,789)
BALANCE—February 13, 2024	$349,706

BALANCE—January 1, 2023	$362,596
Contributions from parent	19,747
Net loss	(23,193)
BALANCE—March 31, 2023	359,150
Contributions from parent	17,443
Net loss	(22,308)
BALANCE—June 30, 2023	$354,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(345,541)	$(11,789)	$(45,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	4,101	2,627	10,509
Stock-based compensation	69,285	—	—
Amortization of deferred financing costs	503	—	—
Paid-in-kind interest	28,473	—	—
Deferred tax expenses	18,572	—	—
Change in fair value of warrant liabilities	79,415	—	—
Changes in current assets and current liabilities, net of effect of acquisition:
Materials, supplies and other assets	58	5,980	554
Prepaid expenses	(1,866)	—	—
Accounts payable and accrued expenses	53,126	(7,922)	(2,809)
Due to related party	—	(11,370)	57
Net cash used in operating activities	(93,874)	(22,474)	(37,190)
Cash flows from investing activities:
Payments for capital expenditures	(4,131)	—	—
Cash paid for acquisition	(204,154)	—	—
Net cash used in investing activities	(208,285)	—	—
Cash flows from financing activities:
Capital contribution from parent	—	22,474	37,190
Private offering proceeds	440,249	—	—
Payment of equity issuance costs	(22,878)	—	—
Payment on Senior Secured Term Loan	(18,750)	—	—
Payment of debt issuance costs	(1,503)	—	—
Payment of non-convertible promissory notes—related parties	(1,129)	—	—
Net cash provided by financing activities	395,989	22,474	37,190
Net change in cash	93,830	—	—
Cash and cash equivalents, beginning of the period	53,334	—	—
Cash, cash equivalents and restricted cash, end of the period	$147,164	$—	$—

Supplemental Non-Cash Disclosure
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$765,018	$—	$—
Supplies and materials	16,637	—	—
Accrued liabilities	129	—	—
Deferred tax liability	1,209	—	—
Asset retirement obligations assumed	90,073	—	—
Right of use assets obtained in exchange for operating lease liabilities	4,621	—	—

Right of use assets obtained in exchange for operating lease liabilities	$756	$—	$—
Change in capital expenditure accruals	$3,607	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2024

Note 1 — Organization, Business Operations, and Going Concern

Organization and General

Sable Offshore Corp. ("Sable," the “Company” or "we") (formerly known as Flame Acquisition Corp. or "Flame") is an independent oil and gas company headquartered in Houston, Texas. Flame was initially formed as a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On November 2, 2022, the Company entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Sable”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) between Sable, Flame, and Sable Offshore Holdings LLC (“Holdco”), on February 14, 2024, (i) Holdco merged with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) Sable merged with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Merger”).

On November 1, 2022 (as amended on June 13, 2023 and December 15, 2023), Sable Offshore Corp., a Texas corporation ("Legacy Sable"), entered into a purchase and sale agreement (the "Sable-EM Purchase Agreement") with Exxon Mobil Corporation ("Exxon") and Mobil Pacific Pipeline Company ("MPPC," and together with Exxon, "EM") pursuant to which Legacy Sable agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California ("SYU") and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, collectively the “SYU Assets”).

On February 14, 2024 (the “Closing Date”), the Company consummated the Merger and related transactions (the "Business Combination") contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), following which Flame was renamed “Sable Offshore Corp.”. Pursuant to the terms and subject to the conditions set forth in the Sable-EM Purchase Agreement, the transactions contemplated by the Sable-EM Purchase Agreement were also consummated on February 14, 2024 ("Sable-EM Closing Date"), immediately after the Business Combination, as a result of which Sable purchased the SYU Assets, effective as of January 1, 2022. On February 15, 2024, Sable’s shares of Common Stock, par value $0.0001 per share (“Common Stock”) and warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on NYSE under the symbols, “SOC” and “SOC.WS,” respectively (refer to Note 3 — Acquisition for additional details).

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

Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we, “us,” or “our” are to Sable Offshore Corp., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, and (iii) the “Pipelines” are to Pipeline Segments 324/325 (formally known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as "901/903 Assets" and as defined in the Sable-EM Purchase Agreement).

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations. As of June 30, 2024, the Successor reported unrestricted cash of $112.1 million and an accumulated deficit of $426.6 million. The Company expects to continue to incur losses until we can restart production of the SYU Assets.

In connection with the Business Combination, the Company entered into subscription agreements ("PIPE Subscription Agreements") with certain investors for an aggregate commitment ("PIPE Investment") amount of approximately $440.0 million, pursuant to which such investors agreed to purchase an aggregate of approximately 44.0 million shares of common stock of the Company, par value of $0.0001 per share, at a price of $10.00 per share upon the consummation of the Business Combination. On February 14, 2024, immediately following the Closing Date, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for an aggregate PIPE Investment of gross proceeds of $440.2 million in accordance with the terms of the PIPE Subscription Agreements. Following the Closing Date and through June 30, 2024, management has addressed near-term capital funding needs with the PIPE capital raise and the consummation of the Business Combination and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production of the SYU Assets. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Risks and Uncertainties

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as Section 4501 of the Internal Revenue Code (the "Stock Buyback Tax"). The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases made during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “U.S. Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
The Company has accrued an excise tax payable of $2.3 million relating to redemptions of common stock prior to the Business Combination, which is recorded as a liability on our unaudited condensed consolidated balance sheet as of June 30, 2024 (Successor).

On June 28, 2024, the U.S. Treasury issued regulations (the "Final Procedural Regulations") finalizing proposed rules regarding the reporting and payment of the non-deductible 1% Stock Buyback Tax. Under the Final Procedural Regulations, the deadline for reporting, and paying, the Stock Buyback Tax for taxable years ending after December 31, 2022, and on or before June 28, 2024, is October 31, 2024.

Note 2 — Significant Accounting Policies

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

As a result of the Business Combination, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. Since SYU was deemed to be the Predecessor entity, the historical financial statements of SYU became the historical financial statements of the combined Company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of SYU prior to the Business Combination and (ii) the combined results of the Company, including SYU, following the Closing Date. The accompanying financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Business Combination, and a Successor period from February 14, 2024 through June 30, 2024. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between these two periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation.

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

The accompanying Predecessor financial statements also include a portion of indirect costs for general and administrative expenses. In addition to the allocation of indirect costs, the Predecessor financial statements reflect certain agreements executed by EM for the benefit of SYU. The allocations methodologies for significant allocated items include:

•General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data for the period from January 1, 2022 to February 13, 2024. The total amounts allocated to SYU for the period from January 1, 2024 to February 13, 2024 and the three and six months ended June 30, 2023, which are recorded in general and administrative expenses, are $1.7 million, $2.9 million, and $6.1 million, respectively.
•Long-term debt was not allocated to SYU as it was a legal obligation of EM, which was not directly impacted by the sale of SYU to Sable.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Refer to Note 11 — Fair Value Measurements for fair value disclosures.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company considers cash or cash equivalents that are legally restricted from use or withdrawal as restricted cash. In March of 2024 the Company entered into the Settlement Agreement (as defined below) in regards to the Grey Fox Matter (as defined below) (refer to Note 8 — Commitments and Contingencies for additional details regarding the Grey Fox Matter). Pursuant to the Settlement Agreement, the Company was required to deliver a letter of credit (the "Letter of Credit") in the amount of $35.0 million to the plaintiffs' counsel in the Grey Fox Matter. The Letter of Credit was issued by JPMorgan Chase Bank, N.A. (“JPMorgan”) and required the Company to enter into a cash collateral agreement (the “Collateral Agreement”) with JPMorgan on May 7, 2024. Pursuant to the Collateral Agreement, the Company deposited $35.0 million into a collateral account (the “Collateral Account”), which is pledged as collateral to JPMorgan as the issuer of the Letter of Credit. Pursuant to the terms of the Settlement Agreement, the plaintiffs' counsel in the Grey Fox Matter may draw upon the Letter of Credit at a future date upon satisfaction of certain conditions, and the funds held in the Collateral Account are legally restricted to reimburse JPMorgan for such draws, in addition to any related fees and expenses. Additionally, pursuant to the Settlement Agreement, the Company will pay interest on the $35.0 million to the Grey Fox plaintiffs at the rate earned on the Collateral Account (the "Interest Payable"); provided however that the Company is entitled to reduce the Interest Payable by the ordinary and customary expenses charged to the Company from JPMorgan as the issuer of the Letter of Credit, capped at $0.4 million. Subject to the court’s final approval of the Settlement Agreement, the $35.0 million deposit in the Collateral Account and Interest Payable are payable upon the final payment date, which must occur no later than June 30, 2025 (the "Final Payment Date").

Prior to the Final Payment Date, the Interest Payable is not legally restricted and is available for the Company's use. However, the Company has adopted an accounting policy to consider interest that is both (i) earned on cash that is legally restricted in relation to a legal settlement and (ii) payable as a part of such settlement, such as the Interest Payable, restricted for presentation purposes. Accordingly, the $35.0 million deposit in the Collateral Account and the related Interest Payable are presented within the restricted cash balance presented on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and restricted cash deposits with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. At June 30, 2024 (Successor) and December 31, 2023 (Predecessor), the Company did not experience losses on this account.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Related Party Disclosures (“ASC Topic 850”), requires transactions with related parties that would make a difference in decision making to be disclosed so that users of the condensed consolidated financial statements can evaluate their significance. Refer to Note 5—Related Party Transactions for further discussion.

During the period from January 1, 2024 through February 13, 2024 (Predecessor) and the three and six months ended June 30, 2023 (Predecessor), there were no related party transactions, except for the management and administrative services. SYU previously received management and administrative services from EM, a portion of which was attributable to SYU. Additionally, cash that was received on behalf of SYU by EM created a receivable for SYU, while expenditures made by EM on behalf of SYU created a payable for SYU. The net receivable or payable from all cash activity attributable to SYU is reflected as Due to related party, net on the accompanying unaudited condensed consolidated balance sheet.

Property, Plant and Equipment

Cost Basis. The Company's oil and gas producing activities are accounted for under the successful efforts method of accounting. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where sufficient progress assessing the reserves and the economic and operating viability of the project is being made. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.

Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities. Due to the nature of the other property and equipment, it is presented within oil and gas properties in the unaudited condensed consolidated financial statements.

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

SYU has been shut in since 2015 due to a pipeline incident but has been maintained to preserve it in an operation-ready state and thus no depreciation, depletion or amortization has been recorded by the Company since its acquisition of the SYU Assets. Depreciation, depletion, amortization, and accretion expense for oil and gas properties for the three months ended June 30, 2024 (Successor) and the period February 14, 2024 through June 30, 2024 (Successor) consisted solely of accretion expense in the amount of $2.7 million and $4.1 million, respectively.

Depreciation, depletion, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million, $5.3 million and $10.5 million for the period from January 1, 2024 through February 13, 2024 (Predecessor), and the three and six months ended June 30, 2023 (Predecessor), respectively.

The Company had net capitalized costs related to oil and gas properties and related equipment of $1.1 billion as of June 30, 2024 (Successor) and $689.0 million as of December 31, 2023 (Predecessor), respectively.

Impairment Assessment. Oil and gas properties are tested for recoverability on an ongoing basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:

a.a significant decrease in the market price of a long-lived asset;
b.a significant adverse change in the extent or manner in which an asset is being used or in its physical condition including a significant decrease in current and projected reserve volumes;
c.a significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;
d.an accumulation of project costs significantly in excess of the amount originally expected;
e.a current-period operating loss combined with a history and forecast of operating or cash flow losses; and

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

As discussed in Note 1 — Organization, Business Operations, and Going Concern above, on November 1, 2022, the Sable-EM Purchase Agreement was executed to sell SYU for consideration consisting of a seller financed note payable of approximately $606.3 million and cash of $18.8 million before purchase price adjustments. Accordingly, during the year ended December 31, 2022, the SYU assets were written down by the Predecessor to their estimated fair value resulting in an impairment of approximately $1.4 billion. There were no impairments recognized during the periods February 14, 2024 through June 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor), or the three and six months ended June 30, 2023 (Predecessor).

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

	Successor	Predecessor
(in thousands)	June 30, 2024	December 31, 2023
Accounts payable	$4,760	$3,235
Accrued expenses	17,796	2,149
Legal settlement payable	35,095	—
Total accounts payable and accrued liabilities	$57,651	$5,384

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

ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was negative 5.7% and negative 3.2% for the Successor period February 14, 2024 through June 30, 2024 and the three months ended June 30, 2024, respectively. The effective tax rates differ from the statutory tax rate of 21% for the Successor periods ended June 30, 2024, due primarily to changes in the valuation allowance on the deferred tax assets and disallowed expenses.

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

The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Successor	Predecessor	Successor	Predecessor
(dollars in thousands, except per share amounts)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	Six Months Ended June 30, 2023
Net loss	$(165,436)	$(22,308)	$(345,541)	$(11,789)	$(45,501)
Weighted average shares outstanding—Basic and diluted	60,166,269	n/a	60,166,269	n/a	n/a
Net loss per share—Basic and diluted	$(2.75)	n/a	$(5.74)	n/a	n/a

Restricted shares outstanding are anti-dilutive due to the Company's net loss position and therefore have not been included in the weighted average shares calculation for the three months ended June 30, 2024 and the period from February 14, 2024—June 30, 2024.

Recent Accounting Standards

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

Note 3 — Acquisition

On the Sable-EM Closing Date, in connection with the consummation of the transactions contemplated by the Sable-EM Purchase Agreement, the Company entered into a $625.0 million five year Senior Secured Term Loan with Exxon (the “Term Loan”) and paid additional consideration of $204.2 million in cash to Exxon (which excludes an $18.8 million cash deposit on the Term Loan paid to Exxon on the Closing Date). Refer to Note 6 — Debt for additional details regarding the Term Loan.

The following table presents the preliminary adjusted purchase consideration (in thousands):

Consideration:
Purchase consideration as per Sable-EM Purchase Agreement	$625,000
Plus:
Paid-in-kind interest from effective date to closing*	140,018
Materials and supplies*	16,637
Cash consideration paid	204,154
Preliminary adjusted purchase consideration	$985,809
*Included in the initial principal associated with the Term Loan.

The acquisition of the SYU Asset's is accounted for under the scope of FASB’s ASC Topic 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, Sable was determined to be the accounting acquirer. The Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. The allocation of the purchase price included in the current period balance sheet is based on the best estimate of management and is preliminary and subject to change. To assist management in the allocation, the Company engaged valuation specialists. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

The following table represents the allocation of the total purchase price for the acquisition of the identifiable assets acquired and the liabilities assumed at the acquisition date (in thousands):

Total consideration	$985,809

Fair value of assets acquired:
Oil and gas properties	$1,060,583
Materials and supplies	16,637
Other assets	4,621
Amount attributable to assets acquired	$1,081,841

Fair value of liabilities assumed:
Asset retirement obligations	$90,073
Other current liabilities	827
Deferred tax liability	1,209
Other long term liabilities	3,923
Amounts attributable to liabilities assumed	96,032
Net assets acquired and liabilities assumed	$985,809

The Company assumed contractual agreements for warehousing space and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding ROU lease liability is recorded. The Company recorded an initial asset and liability of $4.6 million associated with the assumed leases. The Company determines at inception if an arrangement is an operating or financing lease.

The Company also paid transaction costs in connection with the acquisition and the related Business Combination totaling $49.1 million, of which $24.7 million was recognized in Selling, general, and administrative expenses in the condensed consolidated statement of operations as of the Closing Date, $22.9 million was recognized as a charge to Additional paid-in-capital, and $1.5 million was capitalized as debt issuance costs on the condensed consolidated balance sheet as of February 14, 2024.

Note 4 — Asset Retirement Obligations

The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

	Successor	Predecessor
(in thousands)	June 30, 2024	December 31, 2023
Beginning balance	$—	$329,375
Acquisition of SYU	90,073	—
Accretion	4,101	19,763
Ending balance	$94,174	$349,138

Note 5 — Related Party Transactions

Convertible Promissory Notes

Since Flame's inception, it entered into nine convertible promissory notes with Flame Acquisition Sponsor LLC ("Sponsor") to provide working capital loans (the "Working Capital Loans") totaling $3.3 million as of February 14, 2024. The Working Capital Loans were to be either repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans were convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. At the Closing Date, all of the Working Capital Loans were converted into an aggregate of 3,306,370 Private Warrants at a price of $1.00 per Warrant. The warrants are identical to the Private Placement Warrants. See warrant discussion at Note 7 — Warrants.

Promissory Note Loans

Since Flame's inception, it entered into four non-convertible promissory notes (the “Promissory Note Loans”) with the Sponsor to provide Promissory Note Loans that were used to pay for expenditures of the acquisition target totaling $1.1 million as of February 14, 2024. At the Closing Date, each of the Promissory Note Loans were fully repaid in cash.

Founder Reimbursement

Under the terms of the Merger Agreement, James C. Flores, the Company's Chairman and Chief Executive Officer, was entitled to reimbursement by Flame, on the Closing Date, of all of his reasonable, documented out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and the Sable-EM Purchase Agreement, in each case, that were paid as of the Closing, subject to a cap equal to $3.0 million. On the Closing Date, Mr. Flores was reimbursed $2.9 million and the associated expense is included in General and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 through June 30, 2024 (Successor).

Note 6 — Debt

Senior Secured Term Loan

Sable entered into the Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by $16.6 million for material and supplies and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less an $18.8 million cash deposit (which was paid on the Closing Date). The proceeds of the Term Loan were deemed funded on the Closing Date in connection with consummation of the Sable-EM Purchase Agreement. The term loan bears interest at ten percent (10.0%) per annum (computed on a 360-day year). Unless Sable elects in writing prior to an applicable interest payment date to pay accrued but unpaid interest in cash, all such accrued and unpaid interest shall be compounded annually on January 1st of each year by adding the relevant amount to the then outstanding principal amount of the term loan ("paid-in-kind interest"). The Term Loan matures on the earliest to occur of (i) the five year anniversary of the applicable effective time (such effective time, 12:00:01 a.m. (Houston Time) on January 1, 2022), (ii) ninety days after Restart Production (i.e., 180 days after first production from the wells) under and as defined in the Sable-EM Purchase Agreement or (iii) acceleration of the term loan in accordance with the terms of the Term Loan.

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

Restrictive covenants in the Senior Secured Term Loan impose significant operating and financial restrictions on us and our subsidiaries and we may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the Term Loan unless we gain EM’s consent. These restrictions limit our ability to, among other things: engage in mergers, consolidations, liquidations, or dissolutions; create or incur debt or liens; make certain debt prepayments; pay dividends, distributions, management fees or certain other restricted payments; make investments, acquisitions, loans, or purchase oil and gas properties; sell, assign, farm-out or dispose of any property; enter into transactions with affiliates; enter into, subject to certain exceptions, any agreement that prohibits or restricts liens securing the Term Loan, payments of dividends to us, or payment of debt owed to us and our subsidiaries; and change the nature of our business.

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

Long-Term Debt as of June 30, 2024 (Successor) consisted of the following:

(in thousands)
Senior Secured Term Loan, including paid-in-kind interest	$791,377
Less: Debt issuance costs	(1,000)
Total long-term debt, net	$790,377

For the three months ended June 30, 2024 (Successor) and during the period from February 14, 2024 through June 30, 2024 (Successor), the Company incurred interest expense of $19.2 million and $29.0 million, respectively, which is included as expense on the condensed consolidated statement of operations and paid-in-kind interest was accrued on the Senior Secured Term Loan on the condensed consolidated balance sheet. For the three months ended June 30, 2024 (Successor) and the period from February 14, 2024 through June 30, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately 10.0%.

Predecessor Debt

No debt or interest was allocated to SYU in the Predecessor financial statements as of December 31, 2023 (Predecessor) or for the period from January 1, 2024 through February 13, 2024 (Predecessor) or the three and six months ended June 30, 2023 (Predecessor) as it was a legal obligation of EM.

Note 7 — Warrants

The table below reflects outstanding warrants as of June 30, 2024 (Successor):

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants at February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370
Outstanding Warrants at June 30, 2024	14,374,971	7,750,000	3,306,370	25,431,341

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

Redemption of Warrants For Cash—The Company may redeem the outstanding Public Warrants for cash:

•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last sale price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants For Shares of Common Stock—commencing 90 days after the warrants became exercisable, the Company may redeem the outstanding warrants for shares of Common Stock:

•in whole and not in part;
•at a price equal to a number of shares of Common Stock to be determined by reference to the agreed table set forth in the warrant agreement based on the redemption date and the “fair market value” of the Common Stock;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last sale price of our Common Stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Private Placement Warrants and Working Capital Warrants

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants issued in connection with Flame's IPO, except that (x) the Private Placement Warrants, the Working Capital Warrants, and the shares of Common Stock issuable upon the exercise of such warrants were not transferable, assignable or salable until 30 days after the Closing Date, subject to certain limited exceptions, (y) the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants, the Working Capital Warrants, and the shares of Common Stock issuable upon exercise of such warrants are entitled to registration rights. If the Private Placement Warrants or Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, such warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Warrants are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor's unaudited condensed consolidated statement of operations (refer to Note 11 — Fair Value Measurements).

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

Business Combination Marketing Agreement

Flame engaged underwriters as advisors in connection with its business combination to assist it in holding meetings with Flame’s stockholders to discuss the potential business combination and the target business’s attributes, introduce it to potential investors that are interested in purchasing its securities in connection with the potential business combination, assist it in obtaining stockholder approval for the business combination and assist it with its press releases and public filings in connection with the business combination. Flame was to pay a Marketing Fee (as defined in its registration statement on Form S-1, as amended, that was filed with the SEC on February 5, 2021) for such services upon the consummation of its initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including the proceeds from the exercise of the over-allotment option. The underwriters were not entitled to such fee unless Flame consummated its initial business combination. Upon the closing of the Business Combination, the Marketing Fee of $10.1 million was paid in full, and is recognized as an offset to the proceeds from the PIPE Investment within Additional paid-in capital in the unaudited condensed consolidated statement of equity/net parent investment as of June 30, 2024 (Successor).

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

Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members will be obligated to, among other things, (a) release Sable, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with Sable and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate them thereafter, including obtaining all necessary regulatory approvals, consistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No. 2:20-cv-02415 (United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) Sable has agreed to among other things, (a) pay $35.0 million into an interest-bearing non-reversionary qualified settlement fund, and (b) deliver to class counsel an irrevocable standby letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35.0 million to secure Sable’s obligation to make certain payments under the Settlement Agreement. The Settlement Agreement is subject to approval by the United States District Court for the Central District of California (the “Court”). There can be no assurance that the Court will grant final approval of the Settlement Agreement on its current terms or at all. The Company expensed $0.1 million and $70.1 million for the settlement expense and the Interest Payable, which is included in General and administrative expenses on the condensed consolidated statement of operations for the three months ended June 30, 2024 (Successor) and the period from February 14, 2024 through June 30, 2024 (Successor), respectively (refer to discussion of restricted cash in Note 2 — Significant Accounting Policies for additional details regarding the Interest Payable).

On May 1, 2024, the Court entered an order granting preliminary approval of the Settlement Agreement. The Court found, among other things, that (i) the Court will likely be able to approve the Settlement Agreement under Rule 23(e)(2) and to certify the settlement class for purposes of judgment on the proposed settlement and (ii) the settlement is sufficiently fair, reasonable, and adequate as the settlement class members under the relevant considerations to warrant sending notice of the settlement to the settlement class. On May 9, 2024, the Company made the initial $35.0 million payment into the Qualified Settlement Fund and delivered the $35.0 million letter of credit to plaintiffs' counsel. A fairness hearing has been scheduled for September 13, 2024 to, among other things, determine whether the proposed settlement should be finally approved by the Court.

Note 9 — Stockholders' Equity (Successor)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 of preferred stock at par value of $0.0001 each. At June 30, 2024 (Successor) there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. At June 30, 2024 (Successor) there were 64,845,435 shares issued and outstanding.
The following summarizes the shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
PIPE Investors	44,024,910
Total shares outstanding at close	60,166,269
Note: Table excludes Public Warrants, Private Placement Warrants, Working Capital Warrants convertible into Common Stock, and 4,679,166 shares of restricted stock awards that were granted under the Company's Incentive Plan after the Closing but have not yet vested.

7,187,500 shares of Common Stock held by the initial stockholders ("Founders Shares") are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) February 13, 2025 or (B) subsequent to February 14, 2024, (x) if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after February 14, 2024, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Note 10 — Stock-Based Compensation

On February 12, 2024, the Company’s shareholders approved a stock-based compensation plan (the "Incentive Plan") to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The Predecessor had no equity compensation plans or outstanding equity awards specific to the SYU Assets. The total stock-based compensation expense is included on the unaudited condensed consolidated statements of operations based upon the job function of the employees receiving the grants as follows (in thousands):

	Successor
	Three Months Ended June 30, 2024	February 14, 2024 through June 30, 2024
Operations and maintenance expenses	$1,933	$1,933
General and administrative expenses	20,972	67,352
Total	$22,905	$69,285

Incentive Plan

The Company's Incentive Plan includes incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards. Certain awards under the Incentive Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. Awards other than cash awards generally will be settled in shares of the Company's common stock, but the applicable award agreement may provide for cash settlement of any award.

Our employees, consultants and directors, and employees and consultants of our subsidiaries, may be eligible to receive awards under the Incentive Plan. Following the closing of the Business Combination, the Compensation Committee of the Company's Board of Directors (the "Board") was appointed by the Board to administer the Incentive Plan (the Compensation Committee, in its role as administrator of the Incentive Plan, the "Plan Administrator").

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

Restricted Stock Awards

On the Closing Date, and in connection with the executive officers' employment agreements, the Company granted 650,000 shares of restricted common stock to each of the Company's executive officers (other than Mr. Flores), which vest on the earlier of (i) the restart of production from the SYU Assets or (ii) three years after the Closing Date. The executive officer awards are subject to a three-year lock-up provision.

During March 2024, the Plan Administrator authorized the grant of 158,334 shares of restricted common stock in the aggregate to the members of the Board for their contributions towards closing the Business Combination and for their service on the Board. These restricted shares vest twelve months from the grant date.

Additionally, 1,920,832 shares of restricted common stock were granted to employees of the Company following the closing of the Business Combination. These restricted shares vest on the earlier of (i) the restart of production from the SYU Assets or (ii) three years after the Closing Date. All of the executive officer awards, the awards granted to the members of the Board, and the awards granted to employees of the Company following the closing of the Business Combination are restricted stock awards to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. Forfeitures will be recognized as they occur.

As of June 30, 2024 (Successor), 10.9 million share-based awards were authorized and available for grant under the Successor's Incentive Plan. No shares were authorized or granted by the Predecessor as of December 31, 2023.

The following table summarizes stock-settled restricted stock share activity for the three months ended June 30, 2024 (Successor) and the period February 14, 2024 through June 30, 2024 (Successor):

	Successor		Successor
	Three Months Ended June 30, 2024		February 14, 2024 through June 30, 2024
		Weighted-average grant date fair value		Weighted-average grant date fair value
	Shares		Shares
Non-vested, beginning of the period	2,758,334	$12.03	—	$—
Granted	1,920,832	10.99	4,679,166	11.61
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, end of the period	4,679,166	$11.61	4,679,166	$11.61

The unrecognized stock-based compensation expense associated with the unvested restricted stock awards at June 30, 2024 (Successor) was $25.1 million, which is to be recognized over the weighted average remaining life of approximately 3 months.

Merger Consideration

Pursuant to the Merger Agreement, on the Closing Date and contemporaneously with the completion of the transactions contemplated under the Sable-EM Purchase Agreement, as previously noted Holdco merged with and into Flame, with Flame as the surviving company, and immediately thereafter, Sable merged with and into Flame, with Flame as the surviving company. The aggregate consideration received by holders of limited liability company membership interests in Holdco designated as Class A shares immediately prior to the Holdco Merger Effective Time was 3,000,000 shares of Flame Class A common stock. Share based compensation expense of $36.3 million was recognized associated with the issuance of the 3,000,000 shares in General and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 through June 30, 2024 (Successor). The Merger Consideration Shares are subject to a three-year lock-up provision.

Founders Shares

In the periods prior to the Business Combination, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Executive Vice President and Chief Financial Officer, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. As such, the Company recognized $3.7 million in stock-based compensation expense upon the completion of the Business Combination, which is included in the General and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 through June 30, 2024 (Successor).

Note 11 — Fair Value Measurements

Certain of the Company's financial assets and liabilities are reported at fair value on the condensed consolidated balance sheet (Successor). An established fair value hierarchy prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 (Successor), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(dollars in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair value as of February 14, 2024 (Successor)	$39,962	$761,401	$19,813	$—	$821,176
Additions	—	9,801	—	10,283	20,084
Change in valuation inputs or other assumptions	(2,875)	—	550	562	(1,763)
Fair Value as of March 31, 2024 (Successor)	37,087	771,202	20,363	10,845	839,497
Additions	—	19,175	—	—	19,175
Change in valuation inputs or other assumptions	24,294	—	37,839	19,045	81,178
Fair value as of June 30, 2024 (Successor)	$61,381	$790,377	$58,202	$29,890	$939,850

There were no transfers in or out of Level 2 or Level 3 from other levels in the fair value hierarchy during periods February 14, 2024 through June 30, 2024 (Successor).

There were no financial assets or liabilities accounted for at fair value on a recurring basis in the Predecessor financial statements as of December 31, 2023 (Predecessor) or for the period from January 1, 2024 to February 13, 2024 (Predecessor) and the three and six months ended June 30, 2023 (Predecessor).

Investments Held in Money Market Accounts

As of June 30, 2024 (Successor), investments in the Company's money market accounts consisted of $111.8 million in demand deposit accounts (and are therefore not reflected in the table above).

Accounts Payable and Accrued Expenses

The carrying values of accounts payable and accrued expenses are considered to be representative of their respective fair values due to the short-term maturities of those instruments (and are therefore not reflected in the table above).

Senior Secured Term Loan

As of June 30, 2024 (Successor), the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty, the inputs are considered a Level 2 fair value measurement.

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

As Private Placement Warrants held by FL Co-Investment, LLC ("FL Co-Investment") and Intrepid Financial Partners, L.L.C. ("Intrepid Financial Partners") will not be exercisable more than five years from the effective date of the registration statement, the exercise period end date is different than other Private Placement Warrants and Working Capital Warrants which will expire five years after the Closing Date or earlier upon redemption or liquidation. Accordingly, they have different inputs to the Modified Black-Scholes Optional Pricing Model.

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of June 30, 2024 (Successor).

Inputs	June 30, 2024 (Successor)
Stock price	$15.07
Strike price	$11.50
Term (in years)	1.65
Volatility	45.0%
Risk-free rate	4.73%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of June 30, 2024 (Successor).

Inputs	June 30, 2024 (Successor)
Stock price	$15.07
Strike price	$11.50
Term (in years)	4.63
Volatility	60.0%
Risk-free rate	4.27%
Dividend yield	0.00%

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references to “we”, “us”, “our”, “Sable” or the “Company” in this Item 2 are to Sable Offshore Corp. (f/k/a Flame Acquisition Corp.) and its consolidated subsidiaries, following the Business Combination. References to “Flame” are to Flame Acquisition Corp. before the consummation of the Business Combination. References to the “Pipelines” are to Pipeline Segments 324/325 (formerly known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as "901/903 Assets" and as defined in the Sable-EM Purchase Agreement). As a result of the closing of the Business Combination, which was accounted for as a forward merger in accordance with GAAP, the financial statements of Successor (as defined below) are now the financial statements of the Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

PIPE Subscription Agreements

In connection with the Business Combination, Holdco and Flame entered into subscription agreements (collectively, as amended, supplemented or otherwise modified, the "PIPE Subscription Agreements") with certain investors (the “PIPE Investors”) for an aggregate commitment amount of $440,249,100. On February 14, 2024, immediately following the Closing, Sable issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for an aggregate PIPE Investment of $440,249,100 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements.

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

Recent Events

In a letter dated July 10, 2024, the California Office of the State Fire Marshal (“OSFM”) re-affirmed that Pacific Pipeline Company’s (“PPC”) April 2021 Risk Analysis and Implementation Plan (the “2021 Plan”) remains in effect and complies with California State Assembly Bill 864. PPC had filed a supplemental Revised Risk Analysis and Implementation Plan (the “Supplemental Plan”) after the County of Santa Barbara denied permits requested to comply with the 2021 Plan. While OSFM acknowledged PPC’s efforts to reduce spill response times and releases, it determined that the Supplemental Plan is not considered as effective in mitigating potential environmental impacts compared to the 2021 Plan. Consequently, the 2021 Plan, which uses the best available technology, remains in effect. Sable continues discussions to resolve the permit denial with the County of Santa Barbara for the installation of safety valves included in the 2021 Plan.

On July 29, 2024, PPC submitted restart plans for the Pipelines (the “Restart Plans”) to the OSFM as required by the Consent Decree. PPC is required to submit the Restart Plans to the OSFM for approval at least sixty (60) days prior to returning the Pipelines to service.

On July 29, 2024, PPC submitted a letter to the OSFM requesting additional time to implement the 2021 Plan. On July 31, 2024, the OSFM approved PPC’s extension request, setting a new deadline for implementation of the approved 2021 Plan of July 1, 2025.

The County of Santa Barbara determined Sable’s applications to be complete for Change of Owner, Change of Operator, and Guarantor of the SYU, Pacific Offshore Pipeline Company Gas Plant, and the Pipelines on July 30, 2024.

Components of Results of Operations

Revenue

The Company has not had any substantial revenues since the shut-in. The Company’s various operating expenses are the principal metrics used to assess its performance.

Operating Expenses

•Operations and maintenance. The Company’s most significant costs to operate and maintain its assets are direct labor and supervision, power, repair and maintenance expenses, and equipment rentals. Fluctuations in commodity prices impact operating cost elements both directly and indirectly. For example, commodity prices directly impact costs such as power and fuel, which are expenses that increase (or decrease) in line with changes in commodity prices. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as labor and equipment rentals.

•Depreciation, depletion, amortization, and accretion. Depreciation, depletion and amortization are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Since being shut in, no depletion or amortization has been recorded for the Successor periods presented. An immaterial amount of depreciation was reflected for idle plants in the historical Predecessor financial statements. Also included in the Successor and Predecessor financial statements is the accretion associated with the Company's estimated asset retirement obligations (“ARO”). The ARO liabilities are initially recorded at their fair value and then are accreted using SYU’s applicable discount rate over the period for the change in their present value until the estimated retirement of the asset.

•General and administrative. General and administrative (“G&A”) costs are comprised of overhead expenditures directly and indirectly associated with operating the assets. These support services include information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU for the period from January 1, 2020 to February 13, 2024. To calculate a reasonable allocation, aggregated historical benchmarking data from comparable companies with similar operated upstream assets was used to identify general and administrative expenses as a proportion of operating expenses. SYU may also require increased services in the future, commensurate with planned activity levels.

•Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the projected restart of production.

Results of Operations

The comparability of our operating results for the three months ended June 30, 2024, the period February 14, 2024 through June 30, 2024 (Successor), the period January 1, 2024 through February 13, 2024 (Predecessor), and the three and six months ended June 30, 2023 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. The entirety of our activity since inception through the Closing Date were related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (Refer to Note 1 — Organization, Business Operations, and Going Concern). Following the Closing Date, all of our operations have focused on restarting production of the SYU Assets. We lack the ability to generate any operating revenues until we receive the necessary regulatory approvals and complete the repairs necessary to restart production. Our only source of non-operating income is generated in the form of interest income on cash and cash equivalents. Post the Business Combination, we expect to incur additional expenses as a result of being an operating public company, for legal, accounting and compliance expenses.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

The following table presents selected consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor	Predecessor	Increase (Decrease)
(in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$	%
Revenue	$—	$—	$—	—%
Oil and gas sales	—	—	—	—%
Operating Expenses
Operations and maintenance expenses	26,294	14,113	12,181	86.3%
Depletion, depreciation, amortization and accretion	2,724	5,254	(2,530)	(48.1)%
General and administrative expenses	33,217	2,948	30,269	nm
Total operating expenses	62,235	22,315	39,920	178.9%
Loss from operations	(62,235)	(22,315)	(39,920)	178.9%
Other (income) expenses:
Change in fair value of warrant liabilities	81,178	—	81,178	nm
Other (income) expense	(2,301)	(7)	(2,294)	nm
Interest expense	19,175	—	19,175	nm
Total other (income) expense, net	98,052	(7)	98,059	nm
Loss before income taxes	(160,287)	(22,308)	(137,979)	618.5%
Income tax expense	5,149	—	5,149	—%
Net loss	$(165,436)	$(22,308)	$(143,128)	641.6%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $26.3 million for the three months ended June 30, 2024 (Successor), representing an increase of $12.2 million, or 86.3%, compared to $14.1 million for the three months ended June 30, 2023 (Predecessor). The increase in operating and maintenance expenses was primarily attributable to timing of maintenance expenses incurred in connection with restart efforts. Operations and maintenance expenses are expected to increase over the next several years as production is restarted.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $2.7 million for the three months ended June 30, 2024 (Successor), representing a decrease of $2.5 million, or 48.1%, compared to $5.3 million for the three months ended June 30, 2023 (Predecessor). The decrease in depletion, depreciation, amortization and accretion was primarily attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart. The depletion, depreciation, amortization and accretion expense recognized for the three months ended June 30, 2024 (Successor) solely represents the recognition of ARO accretion for the period but depreciation will resume once the assets are placed in service. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several years as production is restarted.

General and administrative expenses. General and administrative expenses ("G&A expenses") were $33.2 million for the three months ended June 30, 2024 (Successor), representing an increase of $30.3 million compared to $2.9 million for the three months ended June 30, 2023 (Predecessor). The increase in G&A expenses was primarily attributable to the $21.0 million in share-based compensation expense and the recognition of salaries and wages following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data, as previously noted.

Total other (income) expense, net. Total other expense, net was $98.1 million for the three months ended June 30, 2024 (Successor), representing an increase of $98.1 million compared to other income of less than $0.1 million for the three months ended June 30, 2023 (Predecessor). The increase in total other (income) expense, net was primarily attributable to an increase of $81.2 million in the fair value of the warrants and $19.2 million in interest expense, partially offset by interest income of $2.3 million. The increase during the Successor period is due to the fact that the Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense for the three months ended June 30, 2024 (Successor) was $5.1 million, representing an increase of $5.1 million compared to $0.0 for the three months ended June 30, 2023 (Predecessor). Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income. Therefore, a further valuation allowance of our deferred tax assets is necessary, which results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Comparison of the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor) to the Six Months Ended June 30, 2023 (Predecessor).

The following table presents selected consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor	Predecessor		Increase (Decrease)
(in thousands)	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	Six Months Ended June 30, 2023	$	%
Revenue	$—	$—	$—	$—	—%
Oil and gas sales	—	—	—	—	—%
Operating Expenses
Operations and maintenance expenses	33,612	7,320	28,909	12,023	41.6%
Depletion, depreciation, amortization and accretion	4,101	2,627	10,509	(3,781)	(36.0)%
General and administrative expenses	183,665	1,714	6,085	179,294	nm
Total operating expenses	221,378	11,661	45,503	187,536	412.1%
Loss from operations	(221,378)	(11,661)	(45,503)	(187,536)	412.1%
Other (income) expenses:
Change in fair value of warrant liabilities	79,415	—	—	79,415	nm
Other (income) expense	(2,800)	128	(2)	(2,670)	nm
Interest expense	28,976	—	—	28,976	nm
Total other (income) expense, net	105,591	128	(2)	105,721	nm
Loss before income taxes	(326,969)	(11,789)	(45,501)	(293,257)	644.5%
Income tax expense	18,572	—	—	18,572	nm
Net loss	$(345,541)	$(11,789)	$(45,501)	$(311,829)	685.3%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $7.3 million and $33.6 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $40.9 million, representing an increase of $12.0 million, or 41.6%, compared to $28.9 million for the six months ended June 30, 2023 (Predecessor). The increase in operating and maintenance expenses was primarily attributable to timing of maintenance expenses incurred in connection with restart efforts. Operations and maintenance expenses are expected to increase over the next several years as production is restarted.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $2.6 million and $4.1 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $6.7 million, representing a decrease of $3.8 million, or 36.0%, compared to $10.5 million for the six months ended June 30, 2023 (Predecessor). The decrease in depletion, depreciation, amortization and accretion was primarily attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart. Depreciation will resume once the assets are placed in service. The $4.1 million depletion, depreciation, amortization and accretion expense recognized for the period February 14, 2024 through June 30, 2024 (Successor) solely represents the recognition of ARO accretion for the period. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several years as production is restarted.

General and administrative expenses. G&A expenses were $1.7 million and $183.7 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $185.4 million, representing an increase of $179.3 million compared to $6.1 million for the six months ended June 30, 2023 (Predecessor). The increase in G&A expenses was primarily attributable to the $70.0 million settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies), $67.4 million in share-based compensation expense following the Business Combination, $16.8 million in legal expenses and professional fees related to the Business Combination, and the recognition of salaries and wages following the Company's commencement of operations following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted.

Total other (income) expense, net. Total other expense, net was $0.1 million and $105.6 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $105.7 million, representing an increase of $105.7 million compared to less than $0.1 in other income for the six months ended June 30, 2023 (Predecessor). The increase in total other (income) expense, net was primarily attributable to an increase of $79.4 million in fair value of the warrants and $29.0 million in interest expense, partially offset by interest income of $2.8 million. The increase during the Successor period is due to the fact that the Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense was $0.0 and $18.6 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively, representing an increase of $18.6 million compared to $0.0 for the six months ended June 30, 2023 (Predecessor). Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income. Therefore, a further valuation allowance of our deferred tax assets is necessary, which results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Liquidity and Capital Resources

Overview. Our plans for restarting production, including restarting the existing wells and facilities and recommencing transportation through the Pipelines, will require significant capital expenditures in excess of current operational cash flow. Historically, SYU’s primary source of liquidity has been its operational cash flow and, since the shut-in, capital contributions from its parent. While SYU’s production is in the process of being restarted and prior to generating positive cash flow from production, SYU’s capital expenditure needs will be substantial and are expected to come from cash on hand. Prior to the Business Combination, Flame had approximately $62.2 million in its trust account, which consisted of proceeds from the public stockholders and the private placement investors in connection with the Company’s initial public offering, less redemptions. Sable raised $440.2 million gross proceeds from the PIPE Investors in connection with the Business Combination. Additionally, more than $600 million of the Purchase Price was seller-financed through a secured term loan with EM (the “Term Loan”). Based on its current financial plan, Sable management expects production to restart in late third quarter 2024 or early fourth quarter 2024, after which its operating cash flows are expected to be sufficient to service Sable’s indebtedness.

Capital Requirements. Sable currently estimates start-up expenses of approximately $197.0 million in order to restart production in late third quarter 2024 or early fourth quarter 2024. Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online in late third quarter 2024 or early fourth quarter 2024. After production restarts, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production or sustain production thereafter.

Going Concern

Prior to the Business Combination, EM funded the Predecessor SYU operational expenses. Since the consummation of the Business Combination, Sable has addressed near-term capital funding needs with the PIPE Investments and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production at SYU. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, suspending repair efforts and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Cash Flows

The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor	Predecessor		(Decrease) Increase
(dollars in thousands)	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	Six Months Ended June 30, 2023	$	%
Cash flows (used in) provided by:
Operating activities	$(93,874)	$(22,474)	$(37,190)	$(79,158)	212.8%
Investing activities	(208,285)	—	—	(208,285)	—%
Financing activities	395,989	22,474	37,190	381,273	1025%
Net change in cash and cash equivalents	$93,830	$—	$—	$93,830	—%
nm: not meaningful

Cash Flows from Operating Activities. SYU has been shut in since 2015 and therefore SYU had no production and associated revenues for the comparative periods. The net cash used in operating activities for the Company was $22.5 million and $93.9 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $116.3 million, representing an increase of $79.2 million, or 212.8%. The primary use of cash can be attributed to maintenance and operational readiness activities for SYU in the Predecessor and Successor periods, with additional general and administrative costs incurred post the Business Combination in the Successor period. For the period from February 14, 2024 through June 30, 2024 (Successor), we had a net loss of $345.5 million, partially offset by a non-cash increase of $79.4 million in fair value of the warrants, non-cash stock-based compensation of $69.3 million, changes in accounts payable of $53.1 million, non-cash paid-in-kind interest $28.5 million, and a non-cash deferred tax expense of $18.6 million. Changes in accounts payable for that period is primarily attributable to the Grey Fox Matter settlement, with $35.0 million remaining in Accounts payable and accrued expenses as of June 30, 2024 (Refer to Note 2 — Significant Accounting Policies). Future cash flow from operations for SYU will depend on our ability to bring the associated oil and gas production of the assets back online, as well as the prices of oil, NGLs and natural gas.

For the six months ended June 30, 2023 (Predecessor), the $37.2 million cash used in operating activities was related to maintenance and operational readiness expenses for SYU.

Cash Flows from Investing Activities. The net cash used in investing activities for the Company was $0.0 and $208.3 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively. The Successor investing cash flow is primarily comprised of $204.2 million paid to EM at Closing for the SYU Assets, with the remaining cash paid for capital expenditures associated with restart efforts.

For the six months ended June 30, 2023 (Predecessor), the net cash used in investing activities for the Predecessor period was $0.0 since SYU has been shut in since 2015, without investing activities, but has been maintained it in an operation-ready state.

Cash Flows from Financing Activities. The net cash provided by financing activities for the Company was $22.5 million and $396.0 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor), respectively. The Successor financing activities for the period are comprised of the PIPE Investments cash received of $440.2 million, net of $22.9 million of capitalized Business Combination transaction expenses, or $417.3 million net, less the deposit paid to EM for the Term Loan of $18.8 million, payment of debt issuance costs of $1.5 million, and repayment of Flame non-convertible promissory notes—related parties for $1.1 million.

For the six months ended June 30, 2023 (Predecessor), the net cash used in financing activities was $37.2 million. Predecessor financing activities consists of EM capital contributions financing the maintenance and operational readiness activities for SYU.

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

Pursuant to the Transition Services Agreement with EM, EM provided to Sable certain operational, accounting, cash management, information technology and other general transition services with respect to the Assets (as such term is defined in the Sable-EM Purchase Agreement) for three months following the Closing Date, or until May 14, 2024.

Additional obligations include the performance of ARO as referenced under “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below.

Off Balance Sheet Arrangements

As of June 30, 2024, the Company had no off-balance sheet arrangements.

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

Impairment Assessment. Assets are tested for recoverability on an ongoing basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Among the events or changes in circumstances which could indicate that the carrying value of an asset or asset group may not be recoverable are the following:

•a significant decrease in the market price of a long-lived asset;
•a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, including a significant decrease in current and projected resource or reserve volumes;
•a significant adverse change in legal factors or in the business climate that could affect the value, including an adverse action or assessment by a regulator;
•an accumulation of project costs significantly in excess of the amount originally expected; and
•a current-period operating loss combined with a history and forecast of operating or cash flow losses.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2024. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter covered by this report there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.          Defaults Upon Senior Securities.
None.
Item 4.          Mine Safety Disclosures.
Not Applicable.
Item 5.          Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
*Filed herewith.
**Furnished
#     Indicates a management contract or compensatory plan.
(1)Previously filed as an exhibit to our Current Report on Form 8-K filed on February 14, 2024 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: August 13, 2024	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)