Form 10-Q
period 2024-09-30
Sable Offshore Corp.
filed 2024-11-14
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 13, 2024 there were 89,099,863 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$288,232	$—
Restricted cash	35,252	—
Materials and supplies	15,838	16,213
Prepaid expenses and other current assets	4,828	—
Total current assets	344,150	16,213
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,111,302	4,382,289
Less: Accumulated depreciation, depletion and amortization	—	(3,693,325)
Total oil and gas properties - net	1,111,302	688,964
Other, net	17,682	6,404
Total assets	$1,473,134	$711,581
Liabilities and Stockholders’ Equity/Parent Net Investment
Accounts payable and accrued expenses	$95,601	$5,384
Due to related party, net	—	11,370
Excise tax payable	2,308	—
Other current liabilities	361	1,148
Total current liabilities	98,270	17,902
Warrant liabilities	258,549	—
Asset retirement obligations	96,929	349,138
Senior Secured Term Loan including paid-in-kind interest, net	814,421	—
Deferred tax liabilities	20,646	—
Other	16,820	5,520
Total liabilities	1,305,635	372,560
Commitments and Contingencies (Note 8)
Stockholders' Equity/Parent Net Investment
Parent net investment	—	339,021
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 78,789,516 issued and outstanding at September 30, 2024	7	—
Additional paid-in capital	849,621	—
Accumulated deficit	(682,129)	—
Total Stockholders’ Equity/Parent Net Investment	167,499	339,021
Total Liabilities and Stockholders’ Equity/Parent Net Investment	$1,473,134	$711,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	Nine Months Ended September 30, 2023
Revenue
Oil and gas sales	$—	$—	$—	$—	$—
Total revenue	—	—	—	—	—
Operating Expenses
Operations and maintenance expenses	25,629	14,258	59,241	7,320	43,167
Depletion, depreciation, amortization and accretion	2,755	5,255	6,856	2,627	15,764
General and administrative expenses	26,225	3,022	209,890	1,714	9,107
Total operating expenses	54,609	22,535	275,987	11,661	68,038
Loss from operations	(54,609)	(22,535)	(275,987)	(11,661)	(68,038)
Other expenses:
Change in fair value of warrant liabilities	178,199	—	257,614	—	—
Other expense (income)	2,728	535	(72)	128	533
Interest expense	19,169	—	48,145	—	—
Total other expense, net	200,096	535	305,687	128	533
Loss before income taxes	(254,705)	(23,070)	(581,674)	(11,789)	(68,571)
Income tax expense	865	—	19,437	—	—
Net loss	$(255,570)	$(23,070)	$(601,111)	$(11,789)	$(68,571)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	62,166,298	n/a	60,969,774	n/a	n/a
Basic and diluted net loss per Common Stock	$(4.11)	n/a	$(9.86)	n/a	n/a
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949
Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	44,024,910	4	417,367	—	417,371
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Share-based compensation	2,758,334	—	10,080	—	10,080
Net loss	—	—	—	(180,105)	(180,105)
BALANCE—March 31, 2024	62,924,603	6	525,695	(261,123)	264,578
Share-based compensation	1,920,832	—	22,905	—	22,905
Net loss	—	—	—	(165,436)	(165,436)
BALANCE—June 30, 2024	64,845,435	6	548,600	(426,559)	122,047
Private offering proceeds, net	7,500,000	1	142,516	—	142,517
Issuance of Common Stock upon exercise of warrants	6,315,977	—	141,756	—	141,756
Share-based compensation	128,104	—	16,749	—	16,749
Net loss	—	—	—	(255,570)	(255,570)
BALANCE—September 30, 2024	78,789,516	$7	$849,621	$(682,129)	$167,499

Parent Net Investment

Predecessor:
For the period January 1, 2024 to February 13, 2024
BALANCE—January 1, 2024	$339,021
Contributions from parent	22,474
Net loss	(11,789)
BALANCE—February 13, 2024	$349,706

BALANCE—January 1, 2023	$362,596
Contributions from parent	19,747
Net loss	(23,193)
BALANCE—March 31, 2023	359,150
Contributions from parent	17,443
Net loss	(22,308)
BALANCE—June 30, 2023	354,285
Contributions from parent	17,427
Net loss	(23,070)
BALANCE—September 30, 2023	$348,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Successor	Predecessor
	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(601,111)	$(11,789)	$(68,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	6,856	2,627	15,764
Stock-based compensation	86,034	—	—
Amortization of deferred financing costs	801	—	—
Paid-in-kind interest	47,344	—	—
Effect of amendment to the Senior Secured Term Loan	4,957	—	—
Deferred tax expenses	19,437	—	—
Change in fair value of warrant liabilities	257,614	—	—
Changes in current assets and current liabilities, net of effect of acquisition:
Materials, supplies and other assets	798	5,980	752
Prepaid expenses	(2,787)	—	—
Accounts payable and accrued expenses	54,548	(7,922)	(2,724)
Due to related party	—	(11,370)	162
Net cash used in operating activities	(125,509)	(22,474)	(54,617)
Cash flows from investing activities:
Payments for capital expenditures	(18,574)	—	—
Cash paid for acquisition	(204,154)	—	—
Net cash used in investing activities	(222,728)	—	—
Cash flows from financing activities:
Capital contribution from parent	—	22,474	54,617
Private offering proceeds	590,249	—	—
Payment of equity issuance costs	(22,878)	—	—
Cash received on warrants exercised	72,452	—	—
Payment on Senior Secured Term Loan	(18,750)	—	—
Payment of debt issuance costs	(1,557)	—	—
Payment of non-convertible promissory notes—related parties	(1,129)	—	—
Net cash provided by financing activities	618,387	22,474	54,617
Net change in cash	270,150	—	—
Cash and cash equivalents, beginning of the period	53,334	—	—
Cash, cash equivalents and restricted cash, end of the period	$323,484	$—	$—

Supplemental Non-Cash Disclosure
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$765,018	$—	$—
Supplies and materials	16,637	—	—
Accrued liabilities	129	—	—
Deferred tax liability	1,209	—	—
Asset retirement obligations assumed	90,073	—	—
Right of use assets obtained in exchange for operating lease liabilities	4,621	—	—

Right of use assets obtained in exchange for operating lease liabilities	$13,260	$—	$—
Change in capital expenditure accruals	$32,145	$—	$—
Accrued equity issuance costs	$7,482	$—	$—
Warrant liabilities removed upon exercise	$69,123	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2024

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

On November 2, 2022, the Company entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”), with Sable Offshore Corp., a Texas corporation (“SOC”), and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Legacy Sable”). Pursuant to the the Merger Agreement, on February 14, 2024, (i) Holdco merged with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) Legacy Sable merged with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Merger”).

On November 1, 2022 (as amended on June 13, 2023 and December 15, 2023), SOC, entered into a purchase and sale agreement (the "Sable-EM Purchase Agreement") with Exxon Mobil Corporation ("Exxon") and Mobil Pacific Pipeline Company ("MPPC," and together with Exxon, "EM") pursuant to which SOC agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California ("SYU") and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, collectively the “SYU Assets”).

On February 14, 2024 (the “Closing Date”), the Company consummated the Merger and related transactions (the "Business Combination") contemplated by the Merger Agreement, following which Flame was renamed “Sable Offshore Corp.”. Pursuant to the terms and subject to the conditions set forth in the Sable-EM Purchase Agreement, the transactions contemplated by the Sable-EM Purchase Agreement were also consummated on February 14, 2024 ("Sable-EM Closing Date"), immediately after the Business Combination, as a result of which Sable purchased the SYU Assets, effective as of January 1, 2022. On February 15, 2024, Sable’s shares of Common Stock, par value $0.0001 per share (“Common Stock”) and warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on NYSE under the symbols, “SOC” and “SOC.WS,” respectively (refer to Note 3 — Acquisition for additional details).

On the Closing Date, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the "First PIPE Investment"). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee of $10.1 million was paid in full, and was recognized as an offset to the proceeds from the First PIPE Investment within Additional paid-in capital in the unaudited condensed consolidated statement of stockholders' equity (deficit)/net parent investment as of September 30, 2024 (Successor).

On September 26, 2024, the Company issued 7,500,000 shares of Common Stock of the Company, at a price of $20.00 per share for aggregate gross proceeds of approximately $150.0 million (the "Second PIPE Investment"). The shares of Common Stock issued in the Second PIPE Investment were offered in a private placement under the Securities Act. Upon the closing of the Second PIPE Investment, an associated marketing fee and legal fees of approximately $7.5 million was accrued in full, and was recognized as an offset to the proceeds from the Second PIPE Investment within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders' equity (deficit)/net parent investment as of September 30, 2024 (Successor).

As of September 30, 2024, warrant holders had exercised 6,315,977 Warrants for 6,315,977 shares of Common Stock resulting in approximately $72.5 million in cash proceeds to the Company. On October 3, 2024, Sable issued a press release announcing the redemption of all of its outstanding Public Warrants to purchase shares of Common Stock that were issued under the Warrant Agreement, as part of the units sold in the Company IPO. Refer to Note 7 — Warrants for additional details regarding the warrant exercises.

Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we,” “us,” or “our” are to Sable Offshore Corp., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, and (iii) the “Pipelines” are to Pipeline Segments 324/325 (formally known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as "901/903 Assets" and as defined in the Sable-EM Purchase Agreement).

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations. As of September 30, 2024, the Successor reported unrestricted cash of $288.2 million and an accumulated deficit of $682.1 million. The Company expects to continue to incur losses until we can restart production of the SYU Assets.

Following the Closing Date and through September 30, 2024, management has addressed capital funding needs with the First PIPE Investment, the consummation of the Business Combination, the Second PIPE Investment, and proceeds from the exercise of warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises). Management believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production of the SYU Assets. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The Company has accrued an excise tax payable of $2.3 million relating to redemptions of Common Stock prior to the Business Combination, which is recorded as a liability on our unaudited condensed consolidated balance sheet as of September 30, 2024 (Successor).

On June 28, 2024, the U.S. Treasury issued regulations (the "Final Procedural Regulations") finalizing proposed rules regarding the reporting and payment of the non-deductible 1% Stock Buyback Tax. Under the Final Procedural

Regulations, the deadline for reporting, and paying, the Stock Buyback Tax for taxable years ending after December 31, 2022, and on or before June 28, 2024, was October 31, 2024. On October 30, 2024, the $2.3 million excise tax was paid in full.

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

As a result of the Business Combination, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. Since SYU was deemed to be the Predecessor entity, the historical financial statements of SYU became the historical financial statements of the combined Company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of SYU prior to the Business Combination and (ii) the combined results of the Company, including SYU, following the Closing Date. The accompanying financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Business Combination, and a Successor period from February 14, 2024 through September 30, 2024. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between these two periods.

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

The accompanying Predecessor financial statements also include a portion of indirect costs for general and administrative expenses. In addition to the allocation of indirect costs, the Predecessor financial statements reflect certain agreements executed by EM for the benefit of SYU. The allocations methodologies for significant allocated items include:

•General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data for the period from January 1, 2022 to February 13, 2024. The total amounts allocated to SYU for the period from January 1, 2024 to February 13, 2024 and the three and nine months ended September 30, 2023, which are recorded in general and administrative expenses, are $1.7 million, $3.0 million, and $9.1 million, respectively.
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant assumptions are required in estimating the quantities and values of proved oil, gas and NGL reserves used in calculating depletion and assessing impairment of oil and gas properties. Other significant estimates made by management include, among others, allocation assumptions and the carrying amount of asset retirement obligations, which are based on the timing and cost of future abandonments, inputs utilized to fair value warrant liabilities, and assumptions used to estimate deferred taxes.

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

Prior to the Final Payment Date, the Interest Payable is not legally restricted and is available for the Company's use. However, the Company has adopted an accounting policy to consider interest that is both (i) earned on cash that is legally restricted in relation to a legal settlement and (ii) payable as a part of such settlement, such as the Interest Payable, restricted for presentation purposes. Accordingly, the $35.0 million deposit in the Collateral Account and the related Interest Payable are presented within the restricted cash balance presented on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and restricted cash deposits with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. At September 30, 2024 the Company did not experience losses on this account.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Related Party Disclosures (“ASC Topic 850”), requires transactions with related parties that would make a difference in decision making to be disclosed so that users of the unaudited condensed consolidated financial statements can evaluate their significance.

During the period from January 1, 2024 through February 13, 2024 (Predecessor) and the three and nine months ended September 30, 2023 (Predecessor), there were no related party transactions, except for the management and administrative services. SYU previously received management and administrative services from EM, a portion of which was attributable to SYU. Additionally, cash that was received on behalf of SYU by EM created a receivable for SYU, while expenditures made by EM on behalf of SYU created a payable for SYU. The net receivable or payable from all cash activity attributable to SYU is reflected as Due to related party, net on the accompanying unaudited condensed consolidated balance sheet.

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

SYU has been shut in since 2015 due to a pipeline incident but has been maintained to preserve it in an operation-ready state and thus no depreciation, depletion or amortization has been recorded by the Company since its acquisition of the SYU Assets. Depreciation, depletion, amortization, and accretion expense for oil and gas properties for the three months ended September 30, 2024 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor) consisted solely of accretion expense in the amount of $2.8 million and $6.9 million, respectively.

Depreciation, depletion, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million, $5.3 million and $15.8 million for the period from January 1, 2024 through February 13, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor), respectively.

The Company had net capitalized costs related to oil and gas properties and related equipment of $1.1 billion as of September 30, 2024 (Successor) and $689.0 million as of December 31, 2023 (Predecessor), respectively.

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

As discussed in Note 1 — Organization, Business Operations, and Going Concern above, on November 1, 2022, the Sable-EM Purchase Agreement was executed to sell SYU for consideration consisting of a seller financed note payable of approximately $606.3 million and cash of $18.8 million before purchase price adjustments. Accordingly, during the year ended December 31, 2022, the SYU assets were written down by the Predecessor to their estimated fair value resulting in an impairment of approximately $1.4 billion. There were no impairments recognized during the periods February 14, 2024 through September 30, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor), or the three and nine months ended September 30, 2023 (Predecessor).

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

	Successor	Predecessor
(in thousands)	September 30, 2024	December 31, 2023
Accounts payable	$22,763	$3,235
Accrued expenses	37,838	2,149
Legal settlement payable	35,000	—
Total accounts payable and accrued liabilities	$95,601	$5,384

Asset Retirement Obligations (“ARO”)

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of oil and gas properties and related facilities. The Company uses assumptions and judgments to estimate the respective future plugging and abandonment costs, technical assessments of the assets and their ultimate productive life (timing of settlements), a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and gas property balance.

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

ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods. Using provisions of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company’s effective tax rate was negative 0.3% and negative 3.3% for the Successor three months ended September 30, 2024 and the period from February 14, 2024 through September 30, 2024, respectively. The effective tax rates differ from the statutory tax rate of 21% for the Successor periods ended September 30, 2024, due primarily to changes in the valuation allowance on the deferred tax assets and disallowed expenses.

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

The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Successor	Predecessor	Successor	Predecessor
(dollars in thousands, except per share amounts)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	Nine Months Ended September 30, 2023
Net loss	$(255,570)	$(23,070)	$(601,111)	$(11,789)	$(68,571)
Weighted average shares outstanding—Basic and diluted	62,166,298	n/a	60,969,774	n/a	n/a
Net loss per share—Basic and diluted	$(4.11)	n/a	$(9.86)	n/a	n/a

Restricted shares and Warrants outstanding are anti-dilutive due to the Company's net loss position and therefore have not been included in the weighted average shares calculation for the three months ended September 30, 2024 (Successor) and the period from February 14, 2024 through September 30, 2024 (Successor).

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company plans to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024. The Company is currently evaluating the impact of the adoption of this this ASU, but does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The FASB issued this ASU to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expenses captions (such as cost of sales, SG&A, and research and development). The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company's disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Acquisition

On the Sable-EM Closing Date, in connection with the consummation of the transactions contemplated by the Sable-EM Purchase Agreement, the Company entered into a $625.0 million five year Senior Secured Term Loan with Exxon (the “Senior Secured Term Loan”) and paid additional consideration of $204.2 million in cash to Exxon (which excludes an $18.8 million cash deposit on the Senior Secured Term Loan paid to Exxon on the Closing Date). Refer to Note 6 — Debt for additional details regarding the Senior Secured Term Loan.

The following table presents the preliminary adjusted purchase consideration (in thousands):

Consideration:
Purchase consideration as per Sable-EM Purchase Agreement	$625,000
Plus:
Paid-in-kind interest from effective date to closing*	140,018
Materials and supplies*	16,637
Cash consideration paid	204,154
Preliminary adjusted purchase consideration	$985,809
*Included in the initial principal associated with the Senior Secured Term Loan.

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

The Company also paid transaction costs in the Successor period in connection with the acquisition and the related Business Combination totaling $49.1 million, of which $24.7 million was recognized in Selling, general, and administrative expenses in the unaudited condensed consolidated statement of operations as of the Closing Date, $22.9 million was recognized as a charge to Additional paid-in-capital, and $1.5 million was capitalized as debt issuance costs on the unaudited condensed consolidated balance sheet as of the Closing Date.

Note 4 — Asset Retirement Obligations

The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

	Successor	Predecessor
(in thousands)	September 30, 2024	December 31, 2023
Beginning balance	$—	$329,375
Acquisition of SYU	90,073	—
Accretion	6,856	19,763
Ending balance	$96,929	$349,138

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

Founder Reimbursement

Under the terms of the Merger Agreement, James C. Flores, the Company's Chairman and Chief Executive Officer, was entitled to reimbursement by Flame, on the Closing Date, of all of his reasonable, documented out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and the Sable-EM Purchase Agreement, in each case, that were paid as of the Closing, subject to a cap equal to $3.0 million. On the Closing Date, Mr. Flores was reimbursed $2.9 million and the associated expense is included in General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through September 30, 2024 (Successor).

Note 6 — Debt

Senior Secured Term Loan

Sable entered into the Senior Secured Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by $16.6 million for material and supplies and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less an $18.8 million cash deposit (which was paid on the Closing Date). The proceeds of the Senior Secured Term Loan were deemed funded on the Closing Date in connection with consummation of the Sable-EM Purchase Agreement. The Senior Secured Term Loan bears interest at ten percent (10.0%) per annum (computed on a 360-day year). Unless Sable elects in writing prior to an applicable interest payment date to pay accrued but unpaid interest in cash, all such accrued and unpaid interest shall be compounded annually on January 1st of each year by adding the relevant amount to the then outstanding principal amount of the Senior Secured Term Loan ("paid-in-kind interest"). The Senior Secured Term Loan matures on the earliest to occur of (i) the five year anniversary of the applicable effective time (such effective time, 12:00:01 a.m. (Houston Time) on January 1, 2022), (ii) 90 days after Restart Production (i.e., 180 days after first production from the wells) under and as defined in the Sable-EM Purchase Agreement or (iii) acceleration of the term loan in accordance with the terms of the Senior Secured Term Loan.

The Senior Secured Term Loan dated as of the Closing Date by and among Sable, EM, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day management of our business, subject to the right of the holder of such indebtedness to approve his replacement, such approval not to be unreasonably withheld. Additionally, if we fail to restart production of the SYU Assets by January 1, 2026 (the “Restart Failure Date”), then pursuant to the Purchase and Sale Agreement dated November 1, 2022, by and among Legacy Sable, EM and MPPC relating to the Sable-EM Purchase Agreement, for 180 days thereafter, EM will have the exclusive right, but not the obligation, to require us to reassign the SYU Assets and rights to EM or its designated representative, without reimbursing us for any of our costs or expenditures (the “Reassignment Option”). If we have acquired any additional rights or assets or have developed additional improvements related to the SYU Assets, records or benefits, on EM’s request we also would be required to assign and deliver those additional rights, assets, improvements, records or benefits to EM without being reimbursed for any of our additional costs or expenses. If we are unable to restart production of the SYU Assets by the Restart Failure Date and EM exercises its Reassignment Option, EM will become the owner of substantially all of our business and we may be forced to wind-down our operations. Our ability to restart production of the SYU Assets is subject to several risks, and there is no assurance that we will be able to restart production of the SYU Assets by the Restart Failure Date.

Restrictive covenants in the Senior Secured Term Loan impose significant operating and financial restrictions on us and our subsidiaries and we may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the Senior Secured Term Loan unless we gain EM’s consent. These restrictions limit our ability to, among other things: engage in mergers, consolidations, liquidations, or dissolutions; create or incur debt or liens; make certain debt prepayments; pay dividends, distributions, management fees or certain other restricted payments; make investments, acquisitions, loans, or purchase oil and gas properties; sell, assign, farm-out or dispose of any property; enter into transactions with affiliates; enter into, subject to certain exceptions, any agreement that prohibits or restricts liens securing the Senior Secured Term Loan, payments of dividends to us, or payment of debt owed to us and our subsidiaries; and change the nature of our business.

The Senior Secured Term Loan also contains representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control). During the pendency of the Senior Secured Term Loan and in case of an event of default thereunder, EM may exercise all remedies at law or equity, and may foreclose upon substantially all of our assets and the assets of our subsidiaries, including, in the event of a deficiency, cash and any other assets not acquired from EM in the Business Combination to the extent constituting collateral under the applicable financing documents. We may not be able to obtain amendments, waivers or consents for potential or actual breaches of such representations and warranties or covenants, or we may be unable to obtain such amendments waivers or consents on acceptable terms, all of which could limit management’s flexibility to operate the business.

On September 6, 2024 (the "Amendment Closing Date"), the Company entered into an amendment to the Senior Secured Term Loan (the "First Amendment"), pursuant to which, approximately $4.6 million of additional principal (the "Additional Principal") was added to the outstanding principal amount of the Senior Secured Term Loan related to the termination of a vendor contract related to the SYU Assets that was not a liability assumed in the Business Combination. In accordance with the terms of the First Amendment, the Additional Principal shall be deemed to have accrued interest as if such amount has been added to the outstanding principal amount of the Senior Secured Term Loan, on January 1, 2024 (the "Amendment Effective Date"). The Additional Principal and $0.4 million associated paid-in-kind interest accrued for the period from the Amendment Effective Date through the Amendment Closing Date (collectively, the "Effective Additional Principal") was added to the outstanding principal amount of the Senior Secured Term Loan on the Amendment Closing Date and was accounted for as an exit cost under the scope of ASC 420. As a result, the Effective Additional Principal is included within Other expense on the Company's unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 (Successor) and for the period from February 14, 2024 through September 30, 2024 (Successor).

Long-Term Debt as of September 30, 2024 (Successor) consisted of the following:

(in thousands)
Senior Secured Term Loan, including paid-in-kind interest	$815,206
Less: Debt issuance costs	(785)
Total long-term debt, net	$814,421

For the three months ended September 30, 2024 (Successor) and during the period from February 14, 2024 through September 30, 2024 (Successor), the Company incurred interest expense of $19.2 million and $48.1 million, respectively, which is included as interest expense on the unaudited condensed consolidated statement of operations and paid-in-kind interest is accrued on the Senior Secured Term Loan on the unaudited condensed consolidated balance sheet as of September 30, 2024 (Successor). For the three months ended September 30, 2024 (Successor) and the period from

February 14, 2024 through September 30, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately 10.0%.

Predecessor Debt

No debt or interest was allocated to SYU in the Predecessor financial statements as of December 31, 2023 (Predecessor) or for the period from January 1, 2024 through February 13, 2024 (Predecessor) or the three and nine months ended September 30, 2023 (Predecessor) as it was a legal obligation of EM.

Note 7 — Warrants

The table below reflects outstanding warrants as of September 30, 2024 (Successor):

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants at February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370
Transferred	1,517,338	(1,517,338)	—	—
Exercised	(6,315,977)	—	—	(6,315,977)
Outstanding Warrants at September 30, 2024	9,576,332	6,232,662	3,306,370	19,115,364

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

During the three months ended September 30, 2024, warrant holders exercised 6,315,977 Warrants for 6,315,977 shares of Common Stock resulting in approximately $72.5 million in cash proceeds to the Company. Public Warrants may only be exercised for a whole number of shares. The exercised warrants were previously accounted for as a derivative liability and carried on our balance sheets at fair value prior to exercise. Upon exercise, the fair value of the derivative liability was reclassified to stockholders' equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”).

On October 3, 2024, the conditions under which the Warrants could be redeemed by the Company for shares of Common Stock were satisfied and the Company announced that it would redeem all of the outstanding Public Warrants that remain outstanding after 5:00 p.m. New York City time on November 4, 2024, for a redemption price of $0.01 per warrant (the "Redemption"). Warrants that were issued under the Warrant Agreement in a private placement and held by the founders of the Company were not subject to the Redemption.

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

The remaining outstanding Warrants are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor's unaudited condensed consolidated statement of operations (refer to Note 11 — Fair Value Measurements).

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

Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members are obligated to, among other things, (a) release Sable, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with Sable and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate them thereafter, including obtaining all necessary regulatory approvals, consistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No. 2:20-cv-02415 (United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) Sable has agreed to among other things, (a) pay $35.0 million into an interest-bearing non-reversionary Qualified Settlement Fund, and (b) deliver to class counsel an irrevocable direct pay letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35.0 million to secure Sable’s obligation to make certain payments under the Settlement Agreement. The Company expensed $70.0 million upon the effectiveness of the Settlement Agreement, which is included in General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through September 30, 2024 (Successor). Following the effectiveness of the Settlement Agreement, all Interest Payable has been fully offset by the ordinary and customary expenses charged to the Company from JPMorgan as the issuer of the Letter of Credit, resulting in no expense for three months ended September 30, 2024 (refer to discussion of restricted cash in Note 2 — Significant Accounting Policies for additional details regarding the Interest Payable and the Letter of Credit).

On May 1, 2024, the United States District Court for the Central District of California entered an order granting preliminary approval of the Settlement Agreement.

On May 9, 2024, the Company made the initial $35.0 million payment into the Qualified Settlement Fund and delivered the $35.0 million Letter of Credit to plaintiffs' counsel.

On September 17, 2024, the Court approved the Settlement Agreement in full.

Other Matters

On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; the Bureau of Environmental Safety and Enforcement

(“BSEE”); and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:24-cv-05459). In the complaint, plaintiffs allege that BSEE violated the National Environmental Policy Act (“NEPA”), the Outer Continental Shelf Lands Act (“OCSLA”), and the Administrative Procedure Act in November 2023 by approving an extension to resume operations associated with 16 oil and gas leases Sable holds in the Santa Ynez Unit in federal waters offshore of California in the Santa Barbara Channel. The complaint asks for the Court to issue an order finding that BSEE violated NEPA and OCSLA by approving the extension, to vacate and remand the extension to BSEE, to prohibit BSEE from authorizing further extensions until it complies with NEPA and OCSLA, and for an award of costs and attorneys’ fees. Although not named as a party to the case, Sable has moved to intervene to become a party to the lawsuit and to vigorously contest the plaintiffs’ allegations. Separately, BSEE has confirmed that Sable’s recent completion of lease-holding activities serves to maintain all 16 leases within the Santa Ynez Unit to October 9, 2025.

Note 9 — Stockholders' Equity (Successor)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 of preferred stock at par value of $0.0001 each. At September 30, 2024 (Successor) there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. At September 30, 2024 (Successor) there were 78,789,516 shares issued and outstanding.

The following summarizes the shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
First PIPE Investment	44,024,910
Total shares outstanding at close	60,166,269
Note: Table excludes Public Warrants, Private Placement Warrants, Working Capital Warrants convertible into Common Stock, and 4,807,270 shares of restricted stock awards that were granted under the Company's Incentive Plan after the Closing but have not yet vested.

7,187,500 shares of Common Stock held by the initial stockholders ("Founders Shares") are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) February 13, 2025 or (B) subsequent to February 14, 2024, (x) if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after February 14, 2024, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (such restrictions on transfer, the "Restrictions"). The stock performance conditions described in (B) above were satisfied on August 9, 2024 and, accordingly, the Restrictions no longer apply to the Founder Shares.

As discussed in Note 1 — Organization, Business Operations, and Going Concern, on September 26, 2024, the Company issued 7,500,000 shares of Common Stock for $150.0 million in gross proceeds in connection with the Second PIPE Investment. The Company capitalized placement and legal fees incurred of approximately $7.5 million, which have been accrued for in the unaudited condensed consolidated balance sheet (Successor) as of September 30, 2024.

During the three months ended September 30, 2024, warrant holders exercised 6,315,977 Warrants for 6,315,977 shares of Common Stock resulting in approximately $72.5 million in cash proceeds to the Company. Refer to Note 7 — Warrants for further discussion of warrant related activities.

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

	Successor
	Three Months Ended September 30, 2024	February 14, 2024 through September 30, 2024
Operations and maintenance expenses	$1,789	$3,722
General and administrative expenses	14,960	82,312
Total	$16,749	$86,034

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

During March 2024, the Plan Administrator authorized the grant of 158,334 shares of restricted Common Stock in the aggregate to the members of the Board for their contributions towards closing the Business Combination and for their service on the Board. These restricted shares vest 12 months from the grant date.

Additionally, 2,048,936 shares of restricted Common Stock were granted to employees of the Company following the closing of the Business Combination through September 30, 2024. These restricted shares vest on the earlier of (i) the restart of production from the SYU Assets or (ii) three years after the Closing Date. All of the executive officer awards, the awards granted to the members of the Board, and the awards granted to employees of the Company following the closing of the Business Combination are restricted stock awards to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. Forfeitures will be recognized as they occur.

As of September 30, 2024 (Successor), 10,814,299 share-based awards were authorized and available for grant under the Successor's Incentive Plan. No shares were authorized or granted by the Predecessor as of December 31, 2023.

The following table summarizes restricted stock award activity for the three months ended September 30, 2024 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor):

	Successor		Successor
	Three Months Ended September 30, 2024		February 14, 2024 through September 30, 2024
		Weighted-average grant date fair value		Weighted-average grant date fair value
	Shares		Shares
Non-vested, beginning of the period	4,679,166	$11.61	—	$—
Granted	128,104	$20.28	4,807,270	$11.84
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, end of the period	4,807,270	$11.84	4,807,270	$11.84

The unrecognized stock-based compensation expense associated with the unvested restricted stock awards at September 30, 2024 (Successor) was $10.9 million, which is to be recognized over the weighted average remaining life of approximately two months.

Merger Consideration

Pursuant to the Merger Agreement, on the Closing Date and contemporaneously with the completion of the transactions contemplated under the Sable-EM Purchase Agreement, as previously noted Holdco merged with and into Flame, with Flame as the surviving company, and immediately thereafter, Sable merged with and into Flame, with Flame as the surviving company. The aggregate consideration received by holders of limited liability company membership interests in Holdco designated as Class A shares immediately prior to the Holdco Merger Effective Time was 3,000,000 shares of Flame Class A Common Stock. Share-based compensation expense of $36.3 million was recognized associated with the issuance of the 3,000,000 shares in General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through September 30, 2024 (Successor). The Merger Consideration Shares are subject to a three-year lock-up provision.

Founders Shares

In the periods prior to the Business Combination, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Executive Vice President and Chief Financial Officer, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. As such, the Company recognized $3.7 million in stock-based compensation expense upon the completion of the Business Combination, which is included in the General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through September 30, 2024 (Successor).

Note 11 — Fair Value Measurements

Certain of the Company's financial assets and liabilities are reported at fair value on the unaudited condensed consolidated balance sheet (Successor). An established fair value hierarchy prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 (Successor), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(dollars in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair value as of February 14, 2024 (Successor)	$39,962	$761,401	$19,813	$—	$821,176
Additions	—	9,801	—	10,283	20,084
Change in valuation inputs or other assumptions	(2,875)	—	550	562	(1,763)
Fair Value as of March 31, 2024 (Successor)	37,087	771,202	20,363	10,845	839,497
Additions	—	19,175	—	—	19,175
Change in valuation inputs or other assumptions	24,294	—	37,839	19,045	81,178
Fair value as of three months ended June 30, 2024 (Successor)	61,381	790,377	58,202	29,890	939,850
Additions	—	24,044	—	—	24,044
Transfer out of Level 3	19,938	—	(19,938)	—	—
Liabilities removed due to warrant exercises	(69,123)	—	—	—	(69,123)
Change in valuation inputs or other assumptions	103,677	—	53,394	21,128	178,199
Fair value as of September 30, 2024 (Successor)	$115,873	$814,421	$91,658	$51,018	$1,072,970

During the three months ended September 30, 2024, 1,517,338 Private Placement Warrants ceased to be held by the initial purchasers or their permitted transferees and therefore became redeemable by the Company and exercisable by the holders of such warrants on the same basis as the Public Warrants. As a result, $19.9 million was transferred out of Level 3 and into Level 1 in the fair value hierarchy during the three months ended September 30, 2024 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor). There were no other transfers in or out of Level 2 or Level 3 from other levels in the fair value hierarchy during the three months ended September 30, 2024 (Successor) or the period from February 14, 2024 through September 30, 2024 (Successor).

There were no financial assets or liabilities accounted for at fair value on a recurring basis in the Predecessor financial statements as of December 31, 2023 (Predecessor) or for the period from January 1, 2024 to February 13, 2024 (Predecessor) and the three and nine months ended September 30, 2023 (Predecessor).

Investments Held in Money Market Accounts

As of September 30, 2024 (Successor), investments in the Company's money market accounts consisted of $289.3 million in demand deposit accounts (and are therefore not reflected in the table above).

Accounts Payable and Accrued Expenses

The carrying values of accounts payable and accrued expenses are considered to be representative of their respective fair values due to the short-term maturities of those instruments (and are therefore not reflected in the table above).

Senior Secured Term Loan

As of September 30, 2024 (Successor), the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.

Warrant Liabilities

The Public Warrants are measured at the Observable Quoted Price in Active Markets. The Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model. The estimated fair value of the private warrant and the working capital warrant liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Refer to Note 7 — Warrants for details regarding the Warrant exercises through September 30, 2024. Changes in the estimated fair value of the Public Warrants, Private Placement Warrants, and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company's unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 (Successor) and for the period from February 14, 2024 through September 30, 2024 (Successor).

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

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of September 30, 2024 (Successor).

Inputs	September 30, 2024 (Successor)
Stock price	$23.63
Strike price	$11.50
Term (in years)	1.4
Volatility	50.0%
Risk-free rate	3.78%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of September 30, 2024 (Successor).

Inputs	September 30, 2024 (Successor)
Stock price	$23.63
Strike price	$11.50
Term (in years)	4.38
Volatility	50.0%
Risk-free rate	3.52%
Dividend yield	0.00%

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

On October 3, 2024, the Company entered into an Agreement of Purchase and Sale ("PSA") with Sable Aviation, LLC ("Sable Aviation"), an entity controlled by the Company's Chairman and Chief Executive Officer. Pursuant to the terms of the PSA, the Company purchased transportation assets and related equipment from Sable Aviation in exchange for 600,000 shares of the Company's Common Stock, valued at $15.2 million.

On October 31, 2024, the Public Warrants ceased trading on the New York Stock Exchange. As of November 4, 2024 (the "Redemption Date"), 15,957,820 shares of Common Stock were issued upon the exercise of 99.8% of the then outstanding Public Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to the Company of $183.5 million. All outstanding Public Warrants that were not exercised by 5:00 p.m. New York City time on November 4, 2024 were redeemed by the Company for $0.01 per Public Warrant. Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company's initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to the Redemption and remain outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

The unaudited condensed consolidated financial statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), and those described in our other SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On November 2, 2022, Flame entered into an agreement and plan of merger, dated as of November 2, 2022 (as amended, the “Merger Agreement”), with SOC and Sable Offshore Holdings, LLC, a Delaware limited liability company and the parent company of SOC (“Holdco” and, together with SOC, “Legacy Sable”), which provided for the following transactions at the closing: (i) Holdco would merge with and into Flame, with Flame surviving such merger (the “Holdco Merger”) and (ii) SOC would merge with and into Flame, with Flame surviving such merger (the “SOC Merger” and, together with the Holdco Merger, the “Mergers” and, along with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

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

First PIPE Investment

On February 14, 2024, in connection with the Busienss Combination, the Company issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the "First PIPE Investment"). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee of $10.1 million was paid in full, and is recognized as an offset to the proceeds from the First PIPE Investment.

Second PIPE Investment

On September 26, 2024, the Company issued 7,500,000 shares of Common Stock of the Company, at a price of $20.00 per share for aggregate gross proceeds of approximately $150.0 million (the "Second PIPE Investment"). The shares of Common Stock issued in the Second PIPE Investment were offered in a private placement under the Securities Act. Upon the closing of the Second PIPE Investment, an associated marketing fee and legal fees of approximately $7.5 million was accrued in full, and was recognized as an offset to the proceeds from the Second PIPE Investment.

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

Recent Events

On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; the Bureau of Environmental Safety and Enforcement (“BSEE”); and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:24-cv-05459). In the complaint, plaintiffs allege that BSEE violated the National Environmental Policy Act (“NEPA”), the Outer Continental Shelf Lands Act (“OCSLA”), and the Administrative Procedure Act in November 2023 by approving an extension to resume operations associated with 16 oil and gas leases Sable holds in the Santa Ynez Unit in federal waters offshore of California in the Santa Barbara Channel. The complaint asks for the Court to issue an order finding that BSEE violated NEPA and OCSLA by approving the extension, to vacate and remand the extension to BSEE, to prohibit BSEE from authorizing further extensions until it complies with NEPA and OCSLA, and for an award of costs and attorneys’ fees. Although not named as a party to the case, Sable has moved to intervene to become a party to the lawsuit and to vigorously contest the plaintiffs’ allegations. Separately, BSEE has confirmed that Sable’s recent completion of lease-holding activities serves to maintain all 16 leases within the Santa Ynez Unit to October 9, 2025.

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

On July 31, 2024, the OSFM approved an extension request previously submitted by PPC, setting a new deadline for implementation of the approved 2021 Plan to July 1, 2025.

On July 30, 2024, the County of Santa Barbara (the "County") determined Sable’s applications for the Change of Owner, Change of Operator, and Guarantor of the SYU, Pacific Offshore Pipeline Company Gas Plant, and the Pipelines were complete.

On August 30, 2024, the County acknowledged that it does not have jurisdiction over PPC’s installation of sixteen new safety valves in the County along the Pipelines in accordance with Assembly Bill 864. The County's acknowledgement was delivered in the form of a conditional settlement agreement dated August 30, 2024 (the "Safety Valve Settlement Agreement"), among the County, PPC and the Company, and a subsequent acknowledgement by the County’s planning and development staff.

Pursuant to the Safety Valve Settlement Agreement, PPC agreed to the following additional surveillance and response enhancements in the County:

i.PPC will create a Santa Barbara County-based Surveillance and Response Team, trained in PPC’s Tactical Response Plan, which will be responsible for timely initial incident response and equipped with key resources to deploy in early containment, particularly for those regions of the Pipeline between Gaviota and Las Flores Canyon;
ii.PPC will provide Santa Barbara first responders with additional training and equipment to assist in PPC’s incident response efforts; and
iii.PPC will undertake the following Pipeline system enhancements: (1) install and operate and maintain primary and secondary Operations Control Centers in Santa Barbara County, and (2) refurbish the Gaviota pump in its existing station.

PPC, the Company and the County have further agreed, in the Safety Valve Settlement Agreement, to file a stipulation to dismiss the pending lawsuit, Pacific Pipeline Company and Sable Of shore Corp. v. Santa Barbara County Planning Commission and Board of Supervisors (Case No. 2:23-cv-09218-DMG-MRW) within 15 days of final installation of all sixteen underground safety valves in the County.

On September 27, 2024, the California Coastal Commission (the “Coastal Commission”) notified the Company that it believed that the Company’s maintenance and repair activities on the Pipelines in the Coastal Zone may constitute unpermitted development activities under the California Coastal Act (Cal. Pub. Res. Code Section 30000, et seq.) (the “Coastal Act”). Maintenance and repair activities that are exempt from additional Coastal Act permitting requirements have been conducted on the Las Flores Pipeline system under the pipeline’s existing coastal development permits for the last 35+ years, and the Company believes the recent work is within the scope of those historic activities. Following good faith negotiations with Coastal Commission staff, on November 12, 2024 the Company received an Executive Director Cease and Desist Order from the Coastal Commission requiring the filling and closing of open sites within the Coastal Zone without completion of pipeline repairs at those sites. The Coastal Commission and the Company are now working towards an interim work plan to allow for the restoration of the excavations. The Company and the Coastal Commission agree that this work will protect the environment against concerns regarding erosion or other damage that could occur in case of inclement weather. Once the Coastal Commission approves the Company’s interim work plan, the Company expects to commence work immediately and expects the work will take approximately seven days to complete. This work will allow the Coastal Commission to complete their analysis and for the Coastal Commission and the Company to progress their discussions regarding how to proceed with the remaining pipeline maintenance and repair work in the Coastal Zone. The Company continues to actively engage with Coastal Commission staff in an attempt to agree on a consensual path forward for the remaining maintenance and repair activities in the Coastal Zone.

As of September 30, 2024, warrant holders had exercised 6,315,977 Warrants for approximately $72.5 million in cash proceeds. On October 3, 2024, Sable issued a press release announcing the redemption of all of its outstanding Public Warrants to purchase shares of Common Stock that were issued under the Warrant Agreement, as part of the units sold in the Company IPO.

On October 3, 2024, Sable Aviation, LLC (“Sable Aviation”), an entity controlled by our Chairman and Chief Executive Officer, and Sable entered into an Agreement of Purchase and Sale, pursuant to which Sable Aviation sold transportation assets and related equipment to Sable in exchange for 600,000 shares of Common Stock, valued at $15.2 million.

On October 31, 2024, the Public Warrants ceased trading on the New York Stock Exchange. As of November 4, 2024, (the "Redemption Date"), 15,957,820 shares of Common Stock were issued upon the exercise of 99.8% of the then outstanding Public Warrants by the holders thereof at an exercise price of $11.50 per share, resulting in aggregate proceeds to the Company of $183.5 million. All outstanding Public Warrants that were not exercised by 5:00 p.m. New York City time on November 4, 2024 were redeemed by the Company for $0.01 per Public Warrant (the "Redemption"). Warrants to purchase Common Stock that were issued under the Warrant Agreement in a private placement simultaneously with the Company's initial public offering and that are still held by the initial holders thereof or their permitted transferees were not subject to the Redemption and remain outstanding. Refer to Note 7 — Warrants for additional details regarding the warrant exercises.

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

•Depreciation, depletion, amortization, and accretion. Depreciation, depletion and amortization are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Since being shut in, no depletion or amortization has been recorded for the Successor periods presented. An immaterial amount of depreciation was reflected for idle plants in the historical Predecessor financial statements. Also included in the Successor and Predecessor financial statements is the accretion associated with the Company's estimated asset retirement obligations (“ARO”). The ARO liabilities are initially recorded at their fair value and then are accreted using the Company’s applicable discount rate over the period for the change in their present value until the estimated retirement of the asset.

•General and administrative. General and administrative (“G&A”) costs are comprised of overhead expenditures directly and indirectly associated with operating the assets. These support services include information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU for the three and nine month periods ended September 30, 2023 and for the period from January 1, 2024 to February 13, 2024. To calculate a reasonable allocation, aggregated historical benchmarking data from comparable companies with similar operated upstream assets was used to identify general and administrative expenses as a proportion of operating expenses. SYU may also require increased services in the future, commensurate with planned activity levels.

•Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the projected restart of production.

Results of Operations

The comparability of our operating results for the three months ended September 30, 2024 (Successor), the period February 14, 2024 through September 30, 2024 (Successor), the period January 1, 2024 through February 13, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. The entirety of our activity since inception through the Closing Date were related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (Refer to Note 1 — Organization, Business Operations, and Going Concern). Following the Closing Date, all of our operations have focused on restarting production of the SYU Assets. We lack the ability to generate any operating revenues until we receive the necessary regulatory approvals and complete the repairs necessary to restart production. Our only source of non-operating income is generated in the form of interest income on cash and cash equivalents. Post the Business Combination, we expect to incur additional expenses as a result of being an operating public company, for legal, accounting and compliance expenses.

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

The following table presents selected consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor	Predecessor	Increase (Decrease)
(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$	%
Revenue	$—	$—	$—	—%
Oil and gas sales	—	—	—
Operating Expenses
Operations and maintenance expenses	25,629	14,258	11,371	79.8%
Depletion, depreciation, amortization and accretion	2,755	5,255	(2,500)	(47.6)%
General and administrative expenses	26,225	3,022	23,203	nm
Total operating expenses	54,609	22,535	32,074
Loss from operations	(54,609)	(22,535)	(32,074)	142.3%
Other expenses:
Change in fair value of warrant liabilities	178,199	—	178,199	nm
Other expense	2,728	535	2,193	nm
Interest expense	19,169	—	19,169	nm
Total other expense, net	200,096	535	199,561
Loss before income taxes	(254,705)	(23,070)	(231,635)	1004.1%
Income tax expense	865	—	865	—%
Net loss	$(255,570)	$(23,070)	$(232,500)	1007.8%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $25.6 million for the three months ended September 30, 2024 (Successor), representing an increase of $11.4 million, or 79.8%, compared to $14.3 million for the three months ended September 30, 2023 (Predecessor). The increase in operating and maintenance expenses was primarily attributable to timing of maintenance expenses incurred in connection with restart efforts. Operations and maintenance expenses are expected to increase over the next several years as production is restarted.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $2.8 million for the three months ended September 30, 2024 (Successor), representing a decrease of $2.5 million, or 47.6%, compared to $5.3 million for the three months ended September 30, 2023 (Predecessor). The decrease in depletion, depreciation, amortization and accretion was primarily attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart. The depletion, depreciation, amortization and accretion expense recognized for the three months ended September 30, 2024 (Successor) solely represents the recognition of ARO accretion for the period but depreciation will resume once the assets are placed in service. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several years as production is restarted.

General and administrative expenses. General and administrative expenses ("G&A expenses") were $26.2 million for the three months ended September 30, 2024 (Successor), representing an increase of $23.2 million compared to $3.0 million for the three months ended September 30, 2023 (Predecessor). The increase in G&A expenses was primarily attributable to the $15.0 million in share-based compensation expense and the recognition of salaries and wages following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data, as previously noted.

Total other expense, net. Total other expense, net was $200.1 million for the three months ended September 30, 2024 (Successor), representing an increase of $199.6 million compared to other expense of $0.5 million for the three months ended September 30, 2023 (Predecessor). The increase in total other expense, net was primarily attributable to an increase of $178.2 million in the fair value of the warrants, $19.2 million in interest expense and $5.0 million of other expense related to the First Amendment to the Senior Secured Term Loan (Refer to Note 6 — Debt for additional details regarding the First Amendment to the Senior Secured Term Loan), partially offset by interest income. The increase during the Successor period is due to the fact that the Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense for the three months ended September 30, 2024 (Successor) was $0.9 million, representing an increase of $0.9 million compared to zero income tax expense for the three months ended September 30, 2023 (Predecessor). Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income. Therefore, a further valuation allowance of our deferred tax assets is necessary, which results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Comparison of the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor) to the Nine Months Ended September 30, 2023 (Predecessor).

The following table presents selected consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor	Predecessor		Increase (Decrease)
(in thousands)	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	Nine Months Ended September 30, 2023	$	%
Revenue	$—	$—	$—	$—	—%
Oil and gas sales	—	—	—	—
Operating Expenses
Operations and maintenance expenses	59,241	7,320	43,167	23,394	54.2%
Depletion, depreciation, amortization and accretion	6,856	2,627	15,764	(6,281)	(39.8)%
General and administrative expenses	209,890	1,714	9,107	202,497	nm
Total operating expenses	275,987	11,661	68,038	219,610
Loss from operations	(275,987)	(11,661)	(68,038)	(219,610)	322.8%
Other expenses:
Change in fair value of warrant liabilities	257,614	—	—	257,614	nm
Other (income) expense	(72)	128	533	(477)	nm
Interest expense	48,145	—	—	48,145	nm
Total other expense, net	305,687	128	533	305,282
Loss before income taxes	(581,674)	(11,789)	(68,571)	(524,892)	765.5%
Income tax expense	19,437	—	—	19,437	nm
Net loss	$(601,111)	$(11,789)	$(68,571)	$(544,329)	793.8%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $7.3 million and $59.2 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $66.6 million, representing an increase of $23.4 million, or 54.2%, compared to $43.2 million for the nine months ended September 30, 2023 (Predecessor). The increase in operating and maintenance expenses was primarily attributable to timing of maintenance expenses incurred in connection with restart efforts. Operations and maintenance expenses are expected to increase over the next several years as production is restarted.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $2.6 million and $6.9 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $9.5 million, representing a decrease of $6.3 million, or 39.8%, compared to $15.8 million for the nine months ended September 30, 2023 (Predecessor). The decrease in depletion, depreciation, amortization and accretion was primarily attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart. Depreciation will resume once the assets are placed in service. The $6.9 million depletion, depreciation, amortization and accretion expense recognized for the period February 14, 2024 through September 30, 2024 (Successor) solely represents the recognition of ARO accretion for the period. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several years as production is restarted.

General and administrative expenses. G&A expenses were $1.7 million and $209.9 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $211.6 million, representing an increase of $202.5 million compared to $9.1 million for the nine months ended September 30, 2023 (Predecessor). The increase in G&A expenses was primarily attributable to the $70.0 million settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies), $82.3 million in share-based compensation expense following the Business Combination, $16.8 million in legal expenses and professional fees related to the Business Combination, and the recognition of salaries and wages following the Company's commencement of operations following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted.

Total other expense, net. Total other expense, net was $0.1 million and $305.7 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $305.8 million, representing an increase of $305.3 million compared to $0.5 million in other expense for the nine months ended September 30, 2023 (Predecessor). The increase in total other expense, net was primarily attributable to an increase of $257.6 million in fair value of the warrants and $48.1 million in interest expense, partially offset by interest income. The increase during the Successor period is also due to the fact that the Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense was zero and $19.4 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively, representing an increase of $19.4 million compared to zero for the nine months ended September 30, 2023 (Predecessor). Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income. Therefore, a further valuation allowance of our deferred tax assets is necessary, which results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Liquidity and Capital Resources

Overview. Our plans for restarting production, including restarting the existing wells and facilities and recommencing transportation through the Pipelines, will require significant capital expenditures in excess of current operational cash flow. Historically, SYU’s primary source of liquidity has been its operational cash flow and, since the shut-in, capital contributions from its parent. While SYU’s production is in the process of being restarted and prior to generating positive cash flow from production, SYU’s capital expenditure needs will be substantial and are expected to come from cash on hand. Prior to the Business Combination, Flame had approximately $62.2 million in its trust account, which consisted of proceeds from the public stockholders and the private placement investors in connection with the Company’s initial public offering, less redemptions. Sable raised $440.2 million in gross proceeds from the First PIPE Investment in connection with the Business Combination, $150.0 million in gross proceeds from the Second PIPE Investment, and approximately $72.5 million from the exercise of 6,315,977 warrants for 6,315,977 shares of Common Stock in the nine months ended September 30, 2024. Additionally, more than $600 million of the Purchase Price was seller-financed through a secured Senior Secured Term Loan with EM (the “Senior Secured Term Loan”). Based on its current financial plan, Sable management expects production to restart in the fourth quarter 2024, after which its operating cash flows are expected to be sufficient to service Sable’s indebtedness.

Capital Requirements. Sable currently estimates start-up expenses of approximately $197.0 million in order to restart production in the fourth quarter 2024. Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online in the fourth quarter 2024. After production restarts, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production or sustain production thereafter.

Going Concern

Prior to the Business Combination, EM funded the Predecessor SYU operational expenses. Since the consummation of the Business Combination, Sable has addressed near-term capital funding needs with the First PIPE Investment, the Second PIPE Investment and proceeds from the exercise of Warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises) and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production at SYU. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Cash Flows

The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor	Predecessor		(Decrease) Increase
(dollars in thousands)	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	Nine Months Ended September 30, 2023	$	%
Cash flows (used in) provided by:
Operating activities	$(125,509)	$(22,474)	$(54,617)	$(93,366)	170.9%
Investing activities	(222,728)	—	—	(222,728)	—%
Financing activities	618,387	22,474	54,617	586,244	1,073%
Net change in cash and cash equivalents	$270,150	$—	$—	$270,150

Cash Flows from Operating Activities. SYU has been shut in since 2015 and therefore SYU had no production and associated revenues for the comparative periods. The net cash used in operating activities for the Company was $22.5 million and $125.5 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $148.0 million, representing an increase of $93.4 million, or 170.9% compared to the nine months ended September 30, 2023 (Predecessor). The primary use of cash can be attributed to maintenance and operational readiness activities for SYU in the Predecessor and Successor periods, with additional general and administrative costs incurred post the Business Combination in the Successor period. For the period from February 14, 2024 through September 30, 2024 (Successor), we had a net loss of $601.1 million, partially offset by a non-cash increase of $257.6 million in fair value of the warrants, non-cash stock-based compensation of $86.0 million, changes in accounts payable of $54.5 million, non-cash paid-in-kind interest $47.3 million, non-cash deferred tax expense of $19.4 million, and a non-cash effect from the First Amendment to the Senior Secured Term Loan of $5.0 million. Changes in accounts payable for that period is primarily attributable to the Grey Fox Matter settlement, with $35.0 million remaining in Accounts payable and accrued expenses as of September 30, 2024 (Refer to Note 2 — Significant Accounting Policies), approximately $7.5 million in marketing and legal fees associated with the Second PIPE Investment, and other vendor payables associated with the SYU restart. Future cash flow from operations for SYU will depend on our ability to bring the associated oil and gas production of the assets back online, as well as the prices of oil, NGLs and natural gas.

For the nine months ended September 30, 2023 (Predecessor), the $54.6 million cash used in operating activities was related to maintenance and operational readiness expenses for SYU.

Cash Flows from Investing Activities. The net cash used in investing activities for the Company was zero and $222.7 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively. The Successor investing cash flow is primarily comprised of $204.2 million paid to EM at Closing for the SYU Assets, with the remaining $18.6 million cash paid for capital expenditures associated with restart efforts.

For the nine months ended September 30, 2023 (Predecessor), the net cash used in investing activities for the Predecessor period was zero since SYU has been shut in since 2015, without investing activities, but has been maintained in an operation-ready state.

Cash Flows from Financing Activities. The net cash provided by financing activities for the Company was $22.5 million and $618.4 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through September 30, 2024 (Successor), respectively. The Successor financing activities for the period are comprised of the aggregate $590.2 million in gross proceeds received from the First PIPE Investment and the Second PIPE Investment, less $22.9 million of capitalized transaction expenses, or approximately $567.4 million net, cash received from Warrant exercises of $72.5 million, less the deposit paid to EM for the Senior Secured Term Loan of $18.8 million, payment of debt issuance costs of $1.6 million and associated with the First Amendment to the Senior Secured Term Loan (refer to Note 6 — Debt for additional disclosures regarding the First Amendment to the Senior Secured Term Loan), and repayment of Flame's non-convertible promissory notes—related parties for $1.1 million.

For the nine months ended September 30, 2023 (Predecessor), the net cash used in financing activities was $54.6 million. Predecessor financing activities consists of EM capital contributions financing the maintenance and operational readiness activities for SYU.

Contractual Obligations

Pursuant to the Senior Secured Term Loan, which financed most of the Purchase Price (as defined in the Senior Secured Term Loan), Sable will pay interest at ten percent (10%) per annum compounded annually, payable in arrears on January 1st of each year. At Sable’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount under the Senior Secured Term Loan. Refer to Note 6 — Debt for additional disclosures regarding the Senior Secured Term Loan.

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

Off Balance Sheet Arrangements

As of September 30, 2024, the Company had no off-balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2024. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.          Defaults Upon Senior Securities.
None.
Item 4.          Mine Safety Disclosures.
Not Applicable.
Item 5.          Other Information.

On September 6, 2024, the Company entered into an amendment to the Senior Secured Term Loan, pursuant to which, approximately $4.6 million of additional principal was added to the outstanding principal balance of the Senior Secured Term Loan. Refer to Part I, Item 1, Note 6 — Debt of this Quarterly Report for further discussion.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.          Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1(1)	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.

3.2(1)	Amended and Restated Bylaws of Sable Offshore Corp.

10.1*	First Amendment to Senior Secured Term Loan Agreement, dated as of September 6, 2024

10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to Sable Offshore Corp.’s Current Report on Form 8-K filed September 24, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

SABLE OFFSHORE CORP.

Date: November 14, 2024	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)