Form 10-K
period 2024-12-31
Sable Offshore Corp.
filed 2025-03-17
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-40111
__________________________

SABLE OFFSHORE CORP.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	85-3514078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

845 Texas Avenue, Suite 2920 Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

(713) 579-6161
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOC	The New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $550.0 million as of June 28, 2024 (based on the closing stock price of such stock as quoted on the New York Stock Exchange).
As of March 14, 2025 there were 89,413,358 shares of Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Sable Offshore Corp.’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in
Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this annual report may include, for example, statements about:

•our ability to maintain the listing of our Common Stock on the NYSE;
•our ability to recommence production of the SYU Assets and the cost and time required therefor, and production levels once recommenced;
•our financial performance;
•our ability to satisfy future cash obligations;
•restrictions in existing or future debt agreements or structured or other financing arrangements;
•commodity price volatility, low prices for oil and/or natural gas, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, processing volumes and pipeline throughput;
•uncertainties related to new technologies, geographical concentration of operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes and regulatory risks;
•the uncertainty inherent in estimating oil and natural gas resources and in projecting future rates of production;
•reductions in cash flow and lack of access to capital;
•the timing of development expenditures, managing growth and integration of acquisitions, and failure to realize expected value creation from acquisitions;
•the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, our ability to grow and manage growth profitably, maintain relationships with customers and compete within our industry;
•our success in retaining or recruiting, or changes required in, our officers, directors or other key personnel;
•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business;
•developments relating to our competitors and our industry;
•the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;
•litigation, complaints and/or adverse publicity;
•privacy and data protection laws, privacy or data breaches, or the loss of data;
•our ability to comply with laws and regulations applicable to our business;
•changes in applicable laws or regulations; or
•other risks and uncertainties described in this annual report, including those under the section titled “Risk Factors.”

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
ii

PART I

Item 1.     Business

References in this section to “we,” “our” and “us” generally refer to Legacy Sable (as defined below) prior to the Business Combination and Sable (as defined below) after the Business Combination.

Overview

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

Legacy Sable entered into a Purchase and Sale Agreement (as amended, the “Sable-EM Purchase Agreement”) on November 1, 2022, with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which Legacy Sable agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, the “SYU Assets”).

Beginning in 1968 and over the course of 14 years, EM consolidated more than a dozen offshore federal oil leases and organized them into a streamlined production unit known as SYU. SYU consists of three offshore platforms and a wholly owned onshore processing facility located along the Gaviota Coast at Las Flores Canyon in Santa Barbara County, California. SYU’s onshore facilities and the three offshore platforms remained in continuous operation until 2015. In May 2015, a Plains Pipeline that transported produced oil from SYU experienced a leak, as further described below under “—Pipeline 901 Incident.” The SYU platforms and facilities suspended production after the Line 901 incident, the SYU Assets were shut in and the facilities were placed in a safe state. The facilities are not currently producing oil and gas; however, all equipment remains in place in an operation-ready state, requiring ongoing inspections, maintenance and surveillance. As part of these suspension efforts, all SYU equipment was drained, flushed and purged in 2016. All hydrocarbon pipelines within SYU have been placed in a safe state and remain under regular monitoring. In 2020, Plains entered into a Consent Decree, described further below under “—Pipeline 901 Incident,” that provides a path for a potential restart of the pipelines.

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

Since the Closing Date, the Company has invested significant capital to safely restore production operations to SYU. Sable began hydrotesting the Pipeline in early 2025 in advance of a potential restart of production from the Santa Ynez Unit offshore platforms and the associated Las Flores Canyon processing facilities in the second quarter of 2025.

Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we,” “us,” or “our” are to Sable Offshore Corp, a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, (iii) “PPC” refers to Pacific Pipeline Company, a Delaware corporation, the equity of which was transferred from MPPC to Sable on the Closing Date pursuant to the Sable-EM Purchase Agreement, and (iv) the “Pipelines” are to Pipeline Segments 324/325 (formally known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as "901/903 Assets" and as defined in the Sable-EM Purchase Agreement).

Assets

SYU Assets are comprised of three platforms located in federal waters offshore California and an onshore processing facility and pipeline assets.

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

The wholly owned onshore processing facility is a fully integrated oil and gas processing facility with additional capacity for development. The natural gas and natural gas liquids (“NGLs”) it processed prior to the Line 901 incident were sold into the Southern California markets and the oil volumes were sold to California refineries. The onshore position is approximately 1,480 surface acres, which include the processing facility and parts of the surrounding canyons. The onshore facilities occupy approximately 35 acres and are comprised of:
•an oil treating plant with capacity of approximately 180 MBop/d where it conducts crude dehydration, crude stabilization, and gas separation and compression;
•a biologic/physical water treating plant with capacity of more than 67 MBwp/d where it conducts free oil removal, degassing, and biological treatment;
•POPCO gas plant with approximately 80 MMcf/d sales capacity where it conducts gas sweetening, sulfur recovery, NGL fractionation, and gas compression;
•another gas processing plant where it conducts gas sweetening, sulfur recovery, and NGL fractionation, and sends fuel gas to the co-generation power plant;
•an almost entirely electric co-generation power plant with a capacity of 50 MW, including a 40 MW gas turbine, a 10 MW steam turbine, and steam generation;
•crude storage capacity of 540 MBbls;
•a produced water pipeline, which is partially offshore;
•liquified petroleum gas storage and loading; and
•a transportation terminal.

Sable also acquired the Pipelines in the Business Combination, which were owned and operated by Plains and were acquired by EM on October 13, 2022. The Pipelines were used to deliver oil to local refinery markets. Following the crude oil release described further below, Plains indicated it shut down the pipeline, initiated its emergency response plan, and the Pipelines were subsequently emptied and placed in a safe state.

Line 324 (formerly known as Line 901) is a 24-inch, approximately 10.8 mile long crude oil pipeline that extends from the Los Flores Station on the California Coast to the Gaviota Pump Station in Santa Barbara County, California. Line 325 (formerly known as Line 903) is a 30-inch, approximately 113 mile long crude oil pipeline that extends from the Gaviota Pump Station in Santa Barbara County, California to the 30-inch pig receiver located in Pentland Station in Kern County, California with an intermediate station at Sisquoc mile post 38.5 in San Louis Obispo, California.

On October 30, 2024, the Santa Barbara County Planning Commission (“Planning Commission”) approved the Company’s application for Change of Owner, Operator, and Guarantor for the Final Development Plan permits for the SYU, Pacific Offshore Pipeline Company Gas Plant, and the Pipelines. On November 5, 2024 and November 7, 2024, appeals of the Planning Commission’s October 30, 2024 approval of the permit transfers were filed. On February 25, 2025, the Santa Barbara County Board of Supervisors heard the appeals and voted 2-2 to uphold the appeals and 2-2 to deny the appeals, thus taking no action. Sable understands this to mean that the Planning Commission’s approval of the application stands, and has sought confirmation of the same understanding from Santa Barbara County.

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

SYU Contingent Resources

The estimated quantities of petroleum contained in the SYU Assets are classified as “contingent resources” as of December 31, 2024 rather than “reserves” because they are subject to numerous contingencies. There is no assurance that any of the petroleum contained in the SYU Assets will ever be recovered or reclassified as “reserves.”

The resources are contingent upon (1) approval from and/or inspection by federal, state and local regulators to restart production, (2) reestablishment of oil transportation systems to deliver production to market and (3) commitment to restart the wells and facilities. Some or all of the contingent resources maybe reclassified as “reserves” if all of the contingencies are successfully resolved but there is no assurance that the contingencies will be resolved or resolved in a timely manner or that any of the petroleum in the SYU Assets will be recovered.

As a result of the contingencies noted above, none of the estimated petroleum quantities attributed to the SYU Assets as of December 31, 2024 meet the requirements for disclosure as reserves pursuant to the guidelines published by the SEC in Rule 4-10(a) of Regulation S-X.

Pipeline 901 Incident

In May 2015, Plains All American Pipeline, L.P. (“Plains”) experienced a crude oil release from the Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California (the “Line 901 incident”). According to Plains, a portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, Plains indicates that it shut down the pipeline and initiated its emergency response plan. A Unified Command, which included the U.S. Coast Guard, the Environmental Protection Agency (“EPA”), the State of California Department of Fish and Wildlife (“CDFW”), the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, and the Unified Command has been dissolved. Plains’ estimate of the amount of oil spilled, based on relevant facts, data and information, and as set forth in the Consent Decree described below, is approximately 2,934 barrels; of this amount, Plains estimated that 598 barrels reached the Pacific Ocean.

Several governmental agencies and regulators initiated investigations into the Line 901 incident, various claims were made against Plains and a number of lawsuits were filed against Plains, the majority of which Plains indicates have been resolved.

Following the Line 901 incident, Plains entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”). Additionally, various government agencies sought to collect civil fines and penalties from Plains under applicable state and federal regulations. On March 13, 2020, Plains entered into a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”) with the U.S. Department of Justice, Environmental and Natural Resources Division, the U.S. Department of Transportation, Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the EPA, CDFW, the California Department of Parks and Recreation (“State Parks”), the California State Lands Commission (“SLC”), the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal (“OSFM”), Central Coast Regional Water Quality Control Board (“Regional Board”), and Regents of the University of California. The Consent Decree was approved and entered by the Federal District Court for the Central District of California on October 14, 2020. The Consent Decree resolved all regulatory claims related to the incident and Plains was required to pay various civil penalties and compensation related to the Line 901 incident. The Consent Decree also contains requirements for potentially restarting Line 901 and the Sisquoc to Pentland portion of Line 903.

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

Restarting Lines 324 and 325

Restarting Lines 324 and 325 requires certain regulatory approvals and other actions, such as pipeline repair and maintenance activities, that may implicate federal, state, and local regulations.

AB 864 Coastal Best Available Technology

Pursuant to Assembly Bill (“AB”) 864, the Office of the State Fire Marshall (“OSFM”) promulgated Coastal Best Available Technologies (“CBAT”) regulations that mandates the use of the best available technology for pipelines in environmentally sensitive coastal areas to minimize oil spills. In adhering to CBAT regulations, operators are required to submit a risk analysis to the OSFM for approval. If an operator identifies the best available technology to mitigate the quantity of hazardous liquid spills in case of a release, it must specify these technologies and propose their retrofitting into the pipeline. Following the installation of these technologies, the OSFM will review the operator's records to confirm compliance with CBAT regulations. On July 13, 2022, OSFM accepted the AB 864 Risk Analysis and Initial and Supplemental Implementation Plans submitted by PPC’s predecessor in April 2021 (the “2021 CBAT Plan”). On July 20, 2024, the OSFM stated that the 2021 CBAT Plan remains in effect and complies with AB-864, representing the best available technology.

On September 4, 2024, Santa Barbara County (the “County”) acknowledged that it does not have permit authority or jurisdiction over PPC’s installation of sixteen new safety valves in the County along the Pipelines in accordance with the 2021 CBAT Plan. The County’s acknowledgement was delivered pursuant to a conditional settlement agreement dated August 30, 2024 (the “Safety Valve Settlement Agreement”), among the County, PPC and the Company.

Pursuant to the Safety Valve Settlement Agreement, PPC agreed to the following additional surveillance and response enhancements in the County:

i.PPC will create a Santa Barbara County-based Surveillance and Response Team, trained to comply with PPC’s tactical response plan, which will be responsible for timely initial incident response and equipped with key resources to deploy in early containment, particularly for those regions of the Pipeline between Gaviota and Las Flores Canyon;
ii.PPC will provide Santa Barbara first responders with additional training and equipment to assist in PPC’s incident response efforts; and
iii.PPC will undertake the following Pipeline system enhancements: (1) install and operate and maintain primary and secondary operations control centers in Santa Barbara County, and (2) refurbish the Gaviota pump in its existing station.

PPC, the Company and the County further agreed, in the Safety Valve Settlement Agreement, to file a stipulation to dismiss the pending lawsuit, Pacific Pipeline Company and Sable Offshore Corp. v. Santa Barbara County Planning Commission and Board of Supervisors (Case No. 2:23-cv-09218-DMG-MRW) within 15 days of final installation of all sixteen underground safety valves in the County.

Sable subsequently installed each of the sixteen required valves. Pursuant to the Safety Valve Settlement Agreement, Pacific Pipeline Company and Sable Offshore Corp. v. Santa Barbara County Planning Commission and Board of Supervisors was voluntarily dismissed on December 9, 2024.

Refer to Pipeline Maintenance and Repair Work of Item 1. Business below for further discussion of regulatory developments related to the Company’s installation of safety valves.

OSFM Restart Plan Approval

The Consent Decree requires OSFM approval of restart plans for each of the Pipelines (the “Restart Plans”) prior to returning Lines 324 and 325 to service. The Consent Decree prescribes what must be submitted in the Restart Plans, including a long-term plan for enhancing the existing cathodic protection system (in the form of state waivers through the OSFM) and the AB 864 risk assessment and mitigation plan (i.e., additional isolation valves or other CBAT).

On July 29, 2024, PPC submitted the Restart Plans to OSFM for approval. On December 17, 2024, the OSFM approved Sable’s implementation of enhanced pipeline integrity standards for the Pipelines by granting state waivers of certain regulatory requirements related to cathodic protection and seam weld corrosion for the Pipelines. On February 11, 2025, PHMSA notified the OSFM that PHMSA does not object to the OSFM’s granting of the state waivers.

Sable plans to submit updated Restart Plans and anticipates the OSFM will approve the Restart Plans following the completion and testing of the anomaly repair and maintenance work.

Pipeline Maintenance and Repair Work

Federal regulations require Sable to “take prompt action to address all anomalous conditions in [a] pipeline that [an]
operator discovers.” The Consent Decree requires Sable to comply with this and other federal regulatory requirements related to pipeline safety at heightened standards. In addition, as discussed above in the AB 864 Coastal Best Available Technology section of Item 1. Business, Sable is required to comply with AB 864’s requirements to install certain safety valves along the Pipelines in the County. Accordingly, Sable has been undertaking pipeline repair activities for both Lines 324 and 325, including installing the sixteen safety valves required under the approved 2021 CBAT Plan.

On September 27, 2024, the California Coastal Commission (the “Coastal Commission”) issued Notice of Violation No. V-9-24-0152 to Sable, which asserted that Sable’s safety valve installation work and certain maintenance and repair activities undertaken by Sable on the Pipelines in the coastal zone to address anomalies and install safety valves constituted unpermitted development activities under the California Coastal Act (Cal. Pub. Res. Code Section 30000, et seq. (the “Coastal Act”) and the County’s Local Coastal Program (“LCP”). Sable undertook the subject repair and maintenance work , including the safety valve installation work, based on its understanding that no new coastal development permit or other Coastal Act authorization was required, consistent with the County’s practice of authorizing repair work on the pipelines since they were first permitted and built over 30 years ago. Following good faith negotiations with Coastal Commission staff, on November 12, 2024, the Coastal Commission issued Executive Director Cease and Desist Order No. ED-24-CD-02 (the “Order”) to Sable requiring Sable to, among other requirements, prepare and submit an interim restoration plan and submit an application either to the Coastal Commission or the County to obtain a coastal development permit for the valve installation and other maintenance and repair work. In compliance with the Order, Sable prepared, submitted, and implemented the Interim Restoration Plan as approved by Coastal Commission staff. Sable separately submitted certain applications to the County related to some of the maintenance and repair work that was subject to Notice of Violation No. V-9-24-0152. The Order expired on February 10, 2025.

On February 12, 2025, the County delivered a letter to Sable confirming that certain Pipeline anomaly maintenance and repair work referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 was “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement (EIR/EIS).” The letter states in part that “[t]he County previously exercised its authority under its Local Coastal Program and delegated Coastal Act authority in approving the permits and the requested anomaly repair work is within the scope of those approved permits.” Sable subsequently recommenced the repair and maintenance activities which were subject to Notice of Violation V-9-24-0152.

In addition, also on February 12, 2025, the County delivered a letter to the Coastal Commission. In this letter, the County responded to a request by the Coastal Commission to consent to consolidated coastal development permit process for certain activities undertaken and planned by Sable on the Pipelines. The County’s letter also stated that certain maintenance and repair work on the Pipelines that was referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 is “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement. Thus, no further application to or action by the County is required.”

On February 14, 2025, Sable submitted a written response to the Coastal Commission’s Notice of Violation V-9-24-0152 detailing that, consistent with the County’s letters, certain of the alleged unpermitted development subject to Notice of Violation V-9-24-0152 was previously approved and that no further coastal development permit is required.

On February 16, 2025, the Coastal Commission sent Sable a “Notice Prior to Issuance of Executive Director Cease and Desist Order” related to certain of Sable’s Pipeline repair and maintenance activities and safety valve installation work. On February 17, 2025, Sable replied to the Coastal Commission with a letter stating that the “Coastal Act does not authorize the issuance of an [Executive Director Cease and Desist Order] under the present circumstances” and that “Sable intends to proceed with the anomaly repair work authorized by the County in its February 12, 2025 letter.”

On February 18, 2025, Sable filed a complaint against the Coastal Commission in the Superior Court of the State of California for the County of Santa Barbara (Case No. 25CV00974). In the complaint, Sable challenges the Coastal Commission’s Notice of Violation V-9-24-0152 and the Order, in addition to other claims. Sable seeks a declaration that the Coastal Commission’s actions are unlawful, an injunction prohibiting further enforcement actions by the Coastal Commission, damages for the alleged taking of property rights, and attorneys' fees and costs.

Also on February 18, 2025, the Coastal Commission issued (i) Executive Director Cease and Desist Order No. ED-25-CD-01 with respect to alleged unpermitted development activities located onshore along the Pipelines and (ii) a Notice of Intent to Commence Proceedings for a Commission Cease and Desist Order, Restoration Order, and Administrative Penalty Order with respect to alleged unpermitted development activities located onshore along the Pipelines and offshore at certain SYU facilities.

On March 6, 2025, Sable submitted additional materials to the County regarding certain anomaly repair and maintenance work completed by the Company prior to its receipt of Notice of Violation V-9-24-0152. It is Sable’s understanding that such work was authorized by the Pipelines’ original environmental review, coastal development permits, and related approvals. Sable has requested that the County confirm in writing that the previously completed work was previously approved and that no further coastal development permit is required.

On March 10, 2025, Sable submitted a Statement of Defense and written response to the EDCDO/NOI to the Coastal Commission, which detailed that all alleged unpermitted development activities located onshore along the Pipelines and offshore at certain SYU facilities as described in the EDCDO/NOI did not constitute unpermitted development or violations of the Coastal Act because such activities were previously analyzed, approved, and authorized under existing coastal development permits for the Pipelines and the SYU facilities. As such, Sable denied that the Coastal Commission possessed the authority to issue the EDCDO/NOI or any cease and desist order, restoration order, or administrative penalty order with respect to such work.

Sable’s pipeline repair operations remain ongoing.

Given the Company’s current progress in complying with AB 864, submitting the Restart Plan to the OSFM, and repairing Lines 324 and 325, we believe that these requirements will not inhibit our ability to restart the onshore and offshore facilities consistent with our timeline of restarting production during the second quarter of 2025.

Operations

General

Sable is the owner of the SYU Assets. Prior to consummation of the Business Combination, EM was the owner and operator of the platforms and onshore processing facility and Plains was the owner and operator of the Pipelines. EM acquired the Pipelines from Plains on October 13, 2022 pursuant to the EM-Plains Purchase Agreement. In connection with the Business Combination, a substantial portion of the existing employees of SYU Assets have continued in their same capacity with Sable. The offshore platforms have permanent drilling systems in place.

Title to Properties

The interests in the properties on which the SYU Assets are located and their operations are conducted derive from ownership, leases, easements, rights-of-way, permits, or licenses from landowners or governmental authorities, permitting the use of such real property for their operations. EM did not make rental payments for use of a right-of-way easement for the Pipelines and there is some risk the government could allege the easement has lapsed, as further described under “Risk

Factors- We do not own all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. There are disputes with respect to certain of the rights-of-way or other interests and any unfavorable outcomes of such disputes could require us to incur additional costs.” Aside from the foregoing, the owners of the SYU Assets believe they have satisfactory title or other rights to all such properties in accordance with industry standards, and Sable conducted thorough diligence and title investigations in advance of the Business Combination. Individual properties may be subject to burdens that do not materially interfere with the use or affect the value of the properties. Burdens on properties may include customary royalty interests, liens incident to operating agreements and for current taxes, obligations or duties under applicable laws, development obligations under natural gas leases, or net profits interests. Separately, the Bureau of Safety and Environmental Enforcement (“BSEE”) has confirmed that Sable’s recent completion of lease-holding activities serves to maintain all 16 leases within the Santa Ynez Unit to December 9, 2025. Refer to Item 1A Risk Factors and Item 3. Legal Proceedings for pending litigation concerning federal leases.

Delivery Commitments

Sable has no commitments to deliver a fixed and determinable quantity of its oil or natural gas production in the near future under any existing sales contracts.

Derivative Activities

Sable is not currently party to any commodity derivative contracts. After the restart of production, Sable may enter into commodity derivative contracts with unaffiliated third parties to achieve more predictable cash flows and to reduce exposure to fluctuations in oil and natural gas prices. Sable may enter into commodity derivative contracts at times and on terms desired to maintain a portfolio of commodity derivative contracts covering a specified percentage or range of its estimated production, typically over a one-to-three-year period, at any given point of time. It may, however, hedge more or less than this approximate amount from time to time.

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

Competition

Sable operates in a highly competitive environment for securing trained personnel, contracting for drilling equipment, and from time to time leasing or otherwise acquiring new acreage. Many of its competitors possess and employ financial, technical and personnel resources substantially greater than Sable’s, which can be particularly important in the areas in which it operates. As a result, Sable’s competitors may be able to pay more for productive oil and natural gas properties and exploratory prospects, as well as evaluate, bid for and purchase a greater number of properties and prospects than its financial or personnel resources permit. Sable’s ability to acquire additional properties and to find and develop reserves and resources will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry and many of its competitors have access to capital at a lower cost than that available to Sable.

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

Potential Opportunities for Carbon Sequestration

Sable may pursue new opportunities on the Outer Continental Shelf (“OCS”) for long-term sequestration of carbon dioxide that may otherwise go into the atmosphere. The 2021 Infrastructure Investment and Jobs Act gives the Secretary of the Interior new authority to allow the long-term sequestration of carbon dioxide on the OCS and directs the Secretary to promulgate regulations to implement the authority. As the regulatory program is developed over time, Sable intends to evaluate the potential to leverage its infrastructure for carbon sequestration in light of the new program and applicable local, state, and federal permitting requirements.

Environmental, Occupational Safety and Health Matters and Regulations

General

Our oil and natural gas development and production operations are subject to stringent and complex federal, state and local laws and regulations governing the release or discharge of materials into the environment, health and safety aspects of its operations, or otherwise relating to protection of the environment and natural resources. These laws and regulations impose numerous obligations applicable to the Company's operations, as well as future plug and abandonment and decommissioning activities, including the issuance of certain permits before conducting regulated drilling activities; the restriction of types, quantities and concentration of materials that can be released or discharged into or through the environment; the limitation or prohibition of drilling activities on certain lands lying within protected or preserved areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution and natural resources damages potentially resulting from its operations.

Numerous governmental authorities, such as the EPA, BSEE, PHMSA, OSFM, California Department of Conservation’s Geologic Energy Management Division (“CalGEM”), Coastal Commission, CDFW, Regional Board, and the SLC, and other governmental agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly compliance or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, injunctive relief, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and in some instances, the issuance of orders limiting or prohibiting some or all of its operations. We may also experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to restart the Pipelines or maintain operations, which may delay or interrupt our operations and limit its growth and revenue. In addition, the long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. SYU’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations. Changing perspectives within the Executive Branch of the U.S. federal government and environmental litigation involving the validity of certain regulatory requirements associated with exploration, development and decommissioning may materially impact our compliance costs. Consequently, SYU’s costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to its operations.

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

The following is a summary of the more significant existing environmental, occupational safety and health laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on its capital expenditures, results of operations or financial position.

Offshore Operations

Our oil and gas operations are conducted on offshore leases in federal waters and those operations are regulated by agencies such as the Bureau of Ocean Energy Management (“BOEM”) and BSEE, which have broad authority to regulate our oil and gas operations.

BOEM is responsible for managing environmentally and economically responsible development of the nation’s offshore resources. Its functions include offshore leasing, resource evaluation, review and administration of oil and gas exploration and development plans, renewable energy development, and National Environmental Policy Act (“NEPA”) analysis and environmental review. Lessees must obtain BOEM approval for exploration and development and production plans prior to the commencement of offshore operations. BOEM generally requires that lessees have substantial net worth, post supplemental bonds or provide other acceptable assurances that the lease obligations will be met. In April 2024, BOEM published a final rule that substantially revises the financial assurance requirements applicable to offshore oil and gas operations by requiring certain oil, gas, and sulfur lessees; right-of-use and easement grant holders; and pipeline right-of-way grant holders to obtain supplemental financial assurance for decommissioning activities on OCS leases, rights-of-way and rights-of-use and easements. This rule is included in Secretary's Order 3418 implementing President Trump’s Unleashing American Energy executive order for suspension, revision or rescission.

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

BOEM and BSEE have adopted regulations providing for enforcement actions, including civil penalties and lease forfeiture or cancellation for failure to comply with regulatory requirements for offshore operations. If we fail to pay royalties or comply with safety and environmental regulations, BOEM and BSEE may take action that seeks the curtailment, suspension, or termination of our operations and we may be subject to civil or criminal liability.

Additionally, delays in the approval or refusal of plans and issuance of permits by BOEM or BSEE because of staffing, economic, environmental, legal or other reasons (or other actions taken by BOEM or BSEE) could adversely affect SYU’s offshore operations. The requirements imposed by BOEM and BSEE regulations are frequently changed and subject to new interpretations. Also, in addition to permits and approvals required by BOEM and BSEE, approvals and permits may be required from other agencies for the oil and gas operations associated with SYU’s properties, such as the U.S. Coast Guard, the EPA, U.S. Department of Transportation, U.S. Army Corps of Engineers and state and local authorities, such as the Coastal Commission, California State Parks and the SLC.

Hazardous Substances and Waste Handling

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict and, in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also referred to as the Superfund law and comparable state laws, impose liability, without regard to fault or the legality of the original conduct, on certain potentially responsible parties. These persons include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release or disposal of hazardous substances and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of its ordinary operations and as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. Also, comparable state statutes may not contain a similar exemption for petroleum, and it is also not uncommon for neighboring landowners and other third parties to file common law-based claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In addition, we may have liability for releases of hazardous substances at its properties by prior owners or operators or other third parties.

The Oil Pollution Act is the primary federal law imposing oil spill liability. The Oil Pollution Act contains numerous requirements relating to the prevention of, and response to petroleum releases into waters of the United States, including the requirement that operators of offshore facilities and certain onshore facilities near or crossing waterways must maintain certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Under the Oil Pollution Act, strict, joint and several liability may be imposed on “responsible parties” for all containment and cleanup costs and certain other damages arising from a release, including, but not limited to, the costs of responding to a release of oil to surface waters and natural resource damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility. The Oil Pollution Act establishes a liability limit for onshore facilities, but these liability limits may not apply if: a spill is caused by a party’s gross negligence or willful misconduct; the spill resulted from violation of a federal safety, construction or operating regulation; or a party fails to report a spill or to cooperate fully in a cleanup. We are also subject to analogous state statutes that impose liabilities with respect to oil spills. For example, the CDFW’s Office of Oil Spill Prevention and Response has adopted oil-spill prevention regulations that overlap with federal regulations.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes. Although RCRA regulates both solid and hazardous wastes, it imposes stringent requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. It is possible that these wastes, which could include wastes expected to be generated during our operations, could be designated as “hazardous wastes” in the future and, therefore, be subject to more rigorous and costly disposal requirements. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and gas exploration and production wastes as “hazardous wastes.” Also, in December 2016, the EPA entered into a consent decree requiring it to review its regulation of oil and gas waste. In April 2019, the EPA determined that revisions to the RCRA regulations were not required, concluding that any adverse effects related to oil and gas waste are more appropriately and readily addressed within the framework of existing state regulatory programs. However, any such changes to state programs could result in an increase in our costs to manage and dispose of oil and gas waste, which could have a material adverse effect on its maintenance capital expenditures and operating expenses.

It is possible that our oil and natural gas operations may require us to manage naturally occurring radioactive materials (“NORM”). NORM is present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes into contact with crude oil and natural gas production and processing streams. Some states have enacted regulations governing the handling, treatment, storage and disposal of NORM.

Administrative, civil and criminal penalties can be imposed for failure to comply with hazardous substance and waste handling requirements. For ownership and operation of the idled SYU Assets, we believe that we are in substantial compliance with the requirements of CERCLA, Oil Pollution Act, RCRA and other applicable federal and related state and local laws and regulations, and that we hold all necessary and up-to-date permits, registrations and other authorizations required under such laws and regulations. Although we believe that the costs of managing the Company's hazardous substances and wastes as they are presently classified are reflected in the Company's budget, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase its costs to manage and dispose of such wastes.

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

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. Costs may be associated with the treatment of storm water or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits or specify other requirements for discharges or operations that may impact groundwater conditions. These same regulatory programs may also limit the total volume of water that can be discharged, hence limiting the rate of development and requiring us to incur compliance costs. Additionally, we are required to develop and implement spill prevention, control and countermeasure plans, in connection with on-site storage of significant quantities of oil.

These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Additionally, obtaining permits has the potential to delay the development of natural gas and oil projects. For ownership and operation of the idled SYU Assets, we believe that we maintain all required discharge permits necessary to conduct our operations and that we are in substantial compliance with their terms.

In addition, in some instances the operation of underground injection wells for the disposal of wastewater has been alleged to cause earthquakes. For example, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommended strategies for managing and minimizing the potential for significant injection-induced seismic events. Any future orders or regulations addressing concerns about seismic activity from well injection could affect or curtail our operations.

In addition, in some instances the operation of underground injection wells for the disposal of wastewater has been alleged to cause earthquakes. For example, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommended strategies for managing and minimizing the potential for significant injection-induced seismic events. Any future orders or regulations addressing concerns about seismic activity from well injection could affect or curtail our operations.

Air Emissions

The federal Clean Air Act, as amended (“CAA”), and comparable state laws restrict the emission of air pollutants from many sources, including compressor stations, through the issuance of permits and the imposition of other requirements. Our properties and associated facilities are also subject to regulation by state and local authorities. Federal and state laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and modified and existing facilities may be required to obtain additional permits. In June 2016, the EPA finalized regulations establishing New Source Performance Standards, known as Subpart OOOOa, for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized two sets of amendments to the 2016 Subpart OOOOa standards. The first, known as the 2020 Technical Rule, reduced the 2016 rule’s fugitive emissions monitoring requirements and expanded exceptions to pneumatic pump requirements, among other changes. The second, known as the 2020 Policy Rule, rescinded the methane-specific requirements for certain oil and natural gas sources in the production and processing segments. On January 20, 2021, President Biden issued an Executive Order directing the EPA to rescind the 2020 Technical Rule by September 2021 and consider revising the 2020 Policy Rule. On June 30, 2021, President Biden signed a Congressional Review Act (“CRA”) resolution passed by Congress that revoked the 2020 Policy Rule. The CRA did not address the 2020 Technical Rule.

Further, on March 8, 2024, the EPA issued a final rule intended to reduce methane emissions from oil and gas sources. The rule makes the existing regulations in Subpart OOOOa more stringent and creates a Subpart OOOOb to expand reduction requirements for new, modified, and reconstructed oil and gas sources, including standards focusing on certain source types that have never been regulated under the CAA (including intermittent vent pneumatic controllers, associated gas, and liquids unloading facilities). In addition, the rule establishes “Emissions Guidelines,” creating a Subpart OOOOc that requires states to develop plans to reduce methane emissions from existing sources that must be at least as effective as presumptive standards set by the EPA. The rule also aims to reduce methane emissions from oil and natural gas operations by adding requirements for additional sources.

In March 2024, BLM finalized a new rule that modernizes regulations to curb the waste of natural gas during oil and gas production on federal and Tribal lands. This rule requires oil and gas companies to implement measures to avoid wasteful practices, find and fix leaks, and ensure fair compensation through royalty payments. Any future changes to the regulations governing methane emissions, and other air quality programs, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act” or “IRA”). The Inflation Reduction Act amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the petroleum and natural gas production category. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, increases to $1,200 in

2025, and will be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the Inflation Reduction Act. On November 18, 2024, the EPA published a final rule to implement this waste emissions charge as required by the IRA. However, Congress approved and President Trump signed a resolution that repealed the rule, making the future implementation of the emissions charge uncertain. The methane emissions charge may have the effect of increasing our capital expenditures to limit methane releases and increasing our costs to the extent we exceed the limits.

We may be required to incur certain capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing air emission related issues, which may have a material adverse effect on the Company’s operations. Obtaining permits also has the potential to delay the development of oil and natural gas projects and increase the Company’s costs of development, which costs could be significant. We believe that we are currently in substantial compliance with all air emissions regulations and that the Company holds all necessary and valid construction and operating permits for the Company’s current operations.

Regulation of Greenhouse Gas Emissions

In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which calls for the parties to undertake “ambitious efforts” to limit the average global temperature. Although the agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges to voluntarily limit or reduce future emissions. On June 1, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement and completed the process of withdrawing on November 4, 2020. However, on January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (“COP26”), over 100 countries have joined the pledge. On January 20, 2025, President Trump signed an executive order initiating the re-withdrawal of the United States from the agreement. In addition, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.

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

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs or could adversely affect demand for the oil and natural gas it produces. For example, any GHG regulation could increase its costs of compliance by potentially delaying the receipt of permits and other regulatory approvals; requiring it to monitor emissions, install additional equipment or modify facilities to reduce GHG and other emissions; purchase emission credits; or utilize electric driven compression at facilities to obtain regulatory permits and approvals in a timely manner. Such climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

While we are subject to certain federal GHG monitoring and reporting requirements, our operations are not adversely impacted by existing federal, state and local climate change initiatives and, at this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact its business.

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

Moreover, any legislation or regulatory programs to reduce GHG emissions could increase the cost of consumption, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations.

Incentives to conserve energy or use alternative energy sources as a means of addressing climate change could also reduce demand for the oil and natural gas we produce. In addition, parties concerned about the potential effects of climate change have directed their attention at sources of funding for energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Finally, it should be noted that most scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur in sufficient proximity to our facilities, they could have an adverse effect on our development and production operations, as well as potentially increased costs for insurance coverages in the aftermath of such effects.

National Environmental Policy Act

Oil and natural gas exploration and production activities on federal lands may be subject to NEPA. NEPA requires federal agencies, including the U.S. Departments of the Interior and Transportation, to evaluate major federal actions having the potential to significantly impact the human environment. In July 2020, the White House’s Council on Environmental Quality (“CEQ”) published a final rule to amend the NEPA implementing regulations intended to streamline the environmental review process, including shortening the time for review as well as eliminating the requirement to evaluate cumulative impacts. On April 20, 2022, CEQ published its Phase 1 final rule, the first of two planned rules to revise the 2020 rule. On May 1, 2024, CEQ finalized its Phase 2 rule. The Phase 1 and 2 rules substantially altered how federal agencies carried out their responsibilities under NEPA by requiring agencies to consider climate change impacts and disproportionate impacts to communities with environmental justice concerns, among other things. On February 3, 2025, the U.S. District Court for the District of North Dakota held invalid and vacated CEQ’s Phase 2 rule. Following an Executive Order from President Trump, on February 25, 2025, CEQ published an interim final rule removing CEQ’s NEPA implementing regulations and requesting public comment; the interim final rule is effective April 11, 2025. CEQ has directed federal agencies to revise or establish their NEPA implementing procedures to expedite permitting approvals and for consistency with NEPA as amended by the Fiscal Responsibility Act of 2023. Future development and production activities and plans on federal lands, including those in the Pacific Ocean, may require governmental approvals that could be subject to the requirements of NEPA in the future. This environmental review process has the potential to delay the development of oil and natural gas projects. Actions under NEPA also may be subject to comment, appeal or litigation, which can delay or halt projects. There has been and may continue to be litigation regarding the environmental review requirements of NEPA, and, accordingly, there may be uncertainty as to the NEPA requirements applicable to future development and production activities that require NEPA review.

Endangered Species Act and Migratory Bird Treaty Act

The federal ESA and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. In August 2019, the U.S. Fish and Wildlife Service (the “FWS”) and National Marine Fisheries Service (“NMFS”) issued three rules amending the implementation of the ESA regulations revising, among other things, the process for listing species and designating critical habitats. In addition, on December 18, 2020, the FWS amended its regulations governing critical habitat designations. In June 2021, FWS and NMFS announced plans to begin rulemaking processes to rescind these rules. By March 2024, the Biden administration had restored several protections that were amended under the Trump administration, including reinstating the blanket prohibitions against take for newly classified threatened species and ensuring that economic impacts are not considered when deciding if animals and plants need protection.

Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”), which makes it illegal to, among other things, hunt, capture, kill, possess, sell, or purchase migratory birds, nests, or eggs without a permit. This prohibition covers most bird species in the U.S. On January 7, 2021, the Department of the Interior finalized a rule limiting the application of the MBTA. However, the Department of the Interior revoked the rule in October 2021 and simultaneously issued an advanced notice of proposed rulemaking seeking comment on the Department of the Interior’s plan to develop regulations to authorize incidental take under certain prescribed conditions. However, new regulations have not been finalized.

Future implementation of the rules implementing the ESA and the MBTA are uncertain. The designation of previously unidentified endangered or threatened species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans. Numerous species have been listed or proposed for protected status in areas in which we currently, or could in the future, undertake operations. The presence of protected species in areas where we operate could impair our ability to timely complete or carry out those operations, lose leaseholds if it is not permitted to timely commence drilling operations, cause us to incur increased costs arising from species protection measures, and consequently, adversely affect its results of operations and financial position.

Occupational Safety and Health

We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in SYU’s operations and that this information be provided to employees, state and local government authorities and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. For example, under a new OSHA standard limiting respirable silica exposure, the oil and gas industry was required to implement engineering controls and work practices to limit exposures below the new limits by June 2021. Failure to comply with OSHA requirements can lead to the imposition of penalties. We believe that our operations are in substantial compliance with the OSHA requirements.

Other Regulation of the Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden on our assets. For instance, PHMSA, which regulates our hazardous liquid and natural gas pipelines and pipeline facilities, is reauthorized by Congress every four years by statute. When reauthorizing PHMSA’s authority to regulate natural gas and hazardous liquid pipelines and facilities, Congress often imposes mandates that require PHMSA to implement new regulatory requirements. Congress is currently considering legislation for PHMSA’s reauthorization, but its timeline for passage is uncertain.

Numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the oil and natural gas industry with similar types, quantities and locations of production.

Legislation continues to be introduced in Congress, and the development of regulations continues by the U.S. Department of Homeland Security and other agencies concerning the security of industrial facilities, including oil and natural gas facilities. Our operations may be subject to such laws and regulations. Presently, it is not possible to accurately estimate the costs we could incur to comply with any such facility security laws or regulations, but such expenditures could be substantial.

Drilling and Production

Our operations are subject to various types of regulation at federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations, including regulating one or more of the following:
•the location of wells;
•the method of drilling and casing wells;
•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells;
•transportation of materials and equipment to and from the well sites and facilities;
•transportation and disposal of produced fluids and natural gas; and
•notice to surface owners and other third parties.

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

As part of its authority, PHMSA regulates the safety of pipeline transportation in or affecting interstate or foreign commerce, including pipeline facilities on the OCS. Pipelines 324 and 325 are subject to regulation by PHMSA.

At the state level, our intrastate hazardous liquid and natural gas pipeline facilities are regulated by the California Public Utility Commission (“CPUC”) and OSFM. The CPUC has jurisdiction over the construction and operations of certain intrastate natural gas pipeline facilities in California and the rates, terms and conditions of service under which companies provide intrastate transportation of gas, oil and other liquids by pipeline. If the Pipelines engage in intrastate common carrier operations, the Pipelines will be subject to regulation by the CPUC and intrastate tariffs filed by us with the CPUC will be regulated under a cost-of-service methodology and established on the basis of revenues, expenses and any investments. A variety of factors can affect the rates of return permitted by the CPUC. Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. The CPUC could limit our ability to increase our rates or could order us to reduce our rates and require the payment of refunds to shippers. The OSFM regulates the safety of intrastate hazardous liquid pipeline facilities in California. Both the CPUC and the OSFM are certified by PHMSA to regulate intrastate pipeline safety as certified state partners under the natural gas program and hazardous liquid program, respectively. Through this certification with PHMSA, they are required to adopt the minimum federal pipeline safety regulations and they may establish more stringent regulatory requirements as long as they are compatible with federal regulations.

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

PHMSA updates the maximum administrative civil penalties each year to account for inflation, and as of January 2025, the penalty limits are up to $272,926 per violation per day and up to $2,729,926 for a related series of violations.

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

In May 2023, PHMSA also issued a notice of proposed rulemaking that proposes to implement new and additional leak detection and repair requirements for natural gas pipelines. This proposed rule seeks to reduce methane emissions associated with the operation of natural gas pipelines by strengthening leakage survey and patrolling requirements, imposing an advanced leak detection program performance standard, implementing grading and repair schedules for identified leaks, requiring operators to reduce intentional sources of methane emissions, and expanding reporting requirements for methane emissions. PHMSA issued a final rule on January 17, 2025, but it has yet to be published in the Federal Register. Thus, its implementation is uncertain at this time.

Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.

Anti-Market Manipulation Laws and Regulations

Our sales of oil and natural gas are also subject to anti-manipulation and anti-disruptive practices authority under (i) the Commodity Exchange Act (“CEA”) and regulations promulgated thereunder by the CFTC, and (ii) the Energy Independence and Security Act of 2007 (“EISA”) and regulations promulgated thereunder by the FTC. The CEA prohibits any person from using or employing any manipulative or deceptive device in connection with any swap, or a contract for sale of any commodity, or for future delivery on such commodity, in contravention of the CFTC’s rules and regulations. It also prohibits knowingly delivering or causing to be delivered false, misleading or inaccurate reports concerning market information or conditions that affect or tend to affect the price of any commodity. The FTC’s Petroleum Market Manipulation Rule, issued pursuant to EISA, prohibits fraudulent or deceptive conduct (including false or misleading statements of material fact) in connection with wholesale purchases or sales of crude oil or refined petroleum products. Under both the CEA and the EISA, fines for violations can be up to $1,000,000 per day per violation (subject to adjustment for inflation) and certain knowing or willful violations may also lead to a felony conviction.

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

In January 2020, the CFTC withdrew prior proposals and issued a new proposed rule, which includes limits on positions in (1) certain “Core Referenced Futures Contracts,” including contracts for several energy commodities; (2) futures and options on futures that are directly or indirectly linked to the price of a Core Referenced Futures Contract, or to the same commodity for delivery at the same location as specified in that Core Referenced Futures Contract; and (3) economically equivalent swaps. The proposal also includes exemptions from position limits for bona fide hedging activities. The proposal is not yet final and it remains subject to public comment and revision by the CFTC. Consequently, the potential impact of the proposed rule on us and our counterparties is uncertain at this time.

The Dodd-Frank Act and new related regulations may prompt potential derivative counterparties to spin off some of their derivatives activities to separate and less creditworthy entities. Any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure existing derivative contracts, and increase its exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the regulations, its results of operations may become more volatile and its cash flows may become less predictable, which could adversely affect its ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay dividends. Its revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on our financial condition and results of operations. Our use of derivative financial instruments does not eliminate its exposure to fluctuations in commodity prices and interest rates and could in the future result in financial losses or reduce its income.

Additional proposals and proceedings that may affect the crude oil and natural gas industry are pending before the U.S. Congress, federal agencies and the courts. We cannot predict the ultimate impact these proposals may have on its crude oil and natural gas operations, but it does not expect to be affected differently than its competitors.

State Regulation of Oil and Gas Operations

The State of California also regulates the drilling for, and the production, gathering and sale of, oil and natural gas, and imposes taxes and drilling permit requirements. Among other things, the State of California also regulates the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. It does not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that it will not do so in the future. The effect of these regulations may be to limit the amount of oil and natural gas that may be produced from our wells and to limit the number of wells or locations it can drill. The State of California has significantly increased the jurisdiction, duties and enforcement authority of CalGEM, the California State Lands Commission and other state agencies with respect to oil and natural gas activities in recent years, and CalGEM and other state agencies have also significantly revised their regulations, regulatory interpretations and data collection and reporting requirements. In addition, from time to time legislation has been introduced in the California Legislature seeking to further restrict or prohibit certain oil and gas operations. For additional information see “Risk Factors—Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.”

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

Human Capital

Overview

We have approximately 161 employees, none of whom are represented by labor unions or covered by collective bargaining agreements. Under EM management, approximately 32 employees were previously represented by labor unions or covered by collective bargaining agreements prior to February 15, 2024. We strive to create a high-performing culture and positive work environment that allows us to attract and retain a diverse group of talented individuals who contribute to our success. To attract and retain top talent, our human resources programs are designed to reward and incentivize our employees through competitive compensation practices, our commitment to employee health and safety, training and talent development.

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

Item 1A.     Risk Factors

You should carefully consider the following risks as well as the other information included in this annual report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this annual report:
•We need to satisfy a number of permitting obligations and other requirements before we can restart production of the SYU Assets. There is no assurance that we will be successful in satisfying such obligations and requirements and restarting production of the SYU Assets in a timely manner.
•Our assumptions and estimates regarding the total costs associated with restarting production may be inaccurate.
•There is no guarantee that we will have sufficient cash to restart production of the SYU Assets.
•Oil, natural gas and natural gas liquids, or “NGL(s)”, prices are volatile, due to factors beyond our control, and greatly affect our business, results of operations and financial condition. Any decline in, or sustained low levels of, oil, natural gas and NGL prices will cause a decline in our cash flow from operations, which could materially and adversely affect our business, results of operations and financial condition.
•If commodity prices decline and remain depressed for a prolonged period, our business may become uneconomical and result in additional write downs of the value of our properties, which may adversely affect our financial condition and our ability to fund operations.
•An increase in the differential between the NYMEX or other benchmark prices of oil and natural gas and the wellhead price we expect to receive for our future production could significantly reduce our cash flow and adversely affect our financial condition.
•The estimated quantities of petroleum contained in the SYU Assets are classified as “contingent resources” rather than “reserves” because they are subject to numerous contingencies. There is no assurance that any of the petroleum contained in the SYU Assets will ever be recovered or reclassified as “reserves.”
•Even if all contingencies are resolved and all facilities are restarted, the amounts recovered may be substantially less than estimated.
•Developing and producing oil, natural gas and NGLs are costly and high-risk activities with many uncertainties that may result in a total loss of investment or otherwise adversely affect our business, financial condition, results of operations and cash flows. Many of these risks are heightened for us due to the fact that most of our equipment has been shut-in for more than nine years.
•The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
•Development and production of oil, natural gas and NGLs in offshore waters have inherent and historically higher risk than similar activities onshore.
•Oil and natural gas producers’ operations are substantially dependent on the availability of water and the disposal of waste, including produced water and drilling fluids. Restrictions on the ability to obtain water or dispose of waste may impact our operations.
•The unavailability or high cost of rigs, equipment, supplies and crews could delay our operations, increase our costs and delay forecasted revenue.
•The third parties on whom we rely for transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.
•Our business depends in part on pipelines, gathering systems and processing facilities owned by us or others. Any limitation in the availability of those facilities could interfere with our ability to market our oil, natural gas and NGL production.
•Loss of our key executive officers or other key personnel, or an inability to attract and retain such officers and personnel, could negatively affect our business and, in one instance, could cause a default under the primary agreement governing our existing indebtedness.
•We may incur losses as a result of title defects or deficiencies in our properties.
•We do not own all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. There are disputes with respect to certain of the rights-of-way or other interests and any unfavorable outcomes of such disputes could require us to incur additional costs.

•We may be unable to Restart Production by March 2026, which would permit EM to exercise a reassignment option and take ownership of the SYU Assets without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Senior Secured Term Loan Agreement.
•Restrictive covenants in the Senior Secured Term Loan Agreement or any future agreements governing our indebtedness could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
•Under the terms of the Senior Secured Term Loan Agreement, restarting production will trigger a springing maturity date following a specified grace period, and the terms on which we will be able to refinance the Senior Secured Term Loan Agreement, if necessary, will depend on then-prevalent market conditions.
•Our business plans require a significant amount of capital. In addition, our future capital needs may require us to issue additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or ability to pay dividends.
•We are subject to complex federal, state, local and other laws, regulations and permits that could adversely affect the cost, manner, ability or feasibility of conducting our operations.
•Climate change legislation or regulations restricting emissions of “greenhouse gases,” or GHGs, could result in increased operating costs and reduced demand for the oil, natural gas and NGLs we expect to produce.
•If engaged in intrastate common carrier operations, our financial results with respect to the Pipelines will primarily depend on the outcomes of ratemaking proceedings with the CPUC and we may not be able to earn an adequate rate of return in a timely manner or at all.
•Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.
•Our assets are located exclusively onshore and offshore in California, making us vulnerable to risks associated with having operations concentrated in this geographic area.
•All of our operations are conducted in areas that may be at risk of damage from fire, mudslides, earthquakes or other natural disasters.
•We may be required to post cash collateral pursuant to our agreements with sureties, letter of credit providers or regulators under our existing or future bonding or other arrangements, which may have a material adverse effect on our liquidity and our ability to execute our capital expenditure plan and our asset retirement obligation plan and comply with the agreements governing our existing or future indebtedness.
•Our business could be negatively affected by security threats, including cybersecurity threats, destructive forms of protest and opposition by activists and other disruptions.
•The market prices of our securities could be highly volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•The NYSE may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•We have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect investor confidence in us and materially adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
•If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our Common Stock.

Risks Related to Restart of Production
We need to satisfy a number of permitting obligations and other requirements before we can restart production of the SYU Assets. The requirements to restart Lines 324 and 325 include those set forth in a Consent Decree with federal and state agencies. While the operator of the lines has satisfied most of the conditions to restart including under the Consent Decree, there is no assurance that we will be successful in satisfying the remainder of the requirements and restarting production of the SYU Assets in a timely manner.
Production was suspended as a result of the Line 901 incident and consequent suspension of service, and our business depends on its production restarting. We need to satisfy a number of requirements related to the SYU Assets and Lines 901 and 903 before we can restart production. Such requirements include conditions set forth in a U.S. federal district court Consent Decree executed by Plains and relevant U.S. and State of California government agencies. For further information, see “Business—Pipeline 901 Incident.” While the previous operator of Lines 901 and 903 satisfied most of the conditions to restart including under the Consent Decree, there is no assurance that we will be successful in satisfying the remaining requirements and restarting production in a timely manner. If we fail to restart production by March 1, 2026, the prior owner of the SYU Assets may exercise its right to cause us to reassign the SYU Assets. See “Risk Factors—Risks Related to the Business of the Company-We may be unable to Restart Production of SYU Assets by March 1, 2026, which would permit EM to exercise a reassignment option and take ownership of the SYU Assets without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Senior Secured Term Loan Agreement.”
Our assumptions and estimates regarding the total costs associated with restarting production may be inaccurate.
We currently estimate the total remaining start-up expenses of approximately $152.0 million to restart production. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online during the second quarter of 2025. This estimate of costs to restart production considers currently available facts and presently enacted laws and regulations, but it is subject to uncertainties associated with the assumptions that we have made. For example, the costs of equipment, repairs and maintenance, the costs of operating personnel, the costs to obtain governmental approvals, and legal, consulting and other professional expenses could turn out to be higher than we have estimated. Accordingly, our assumptions and estimates may change in future periods based on future events and total costs may materially increase; therefore, we can provide no assurance that we will not have to incur additional costs in future periods significantly higher than our estimated costs for the restart of production.
There is no guarantee that we will have sufficient cash to restart production of the SYU Assets.
Until we restart production of the SYU Assets, we will not generate any revenue or cash flows from operations. We will rely on cash on hand to fund the operations necessary to restart production of the SYU Assets. If we do not have sufficient cash on hand to restart production, we may need to raise additional capital to continue our operations, and this capital may not be available on acceptable terms or at all. If we do not have sufficient cash on hand or are unable to obtain additional funding on a timely basis, we may be unable to restart production, which could materially affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to the Business of the Company-We may be unable to Restart Production of the SYU Assets by March 1, 2026, which would permit EM to exercise a reassignment option and take ownership of the SYU Assets without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Senior Secured Term Loan Agreement.”
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
Our revenues, operating results, profitability, liquidity, future growth and the value of our assets depend primarily on prevailing commodity prices. Historically, oil and natural gas prices have been volatile and fluctuate in response to changes in supply and demand, market uncertainty, and other factors that are beyond our control, including:
•the regional, domestic and foreign supply of oil, natural gas and NGLs;
•the level of commodity prices and expectations about future commodity prices;

•the level of global oil and natural gas exploration and production;
•localized supply and demand fundamentals, including the proximity and capacity of pipelines and other transportation facilities, and other factors that result in differentials to benchmark prices from time to time;
•the cost of exploring for, developing, producing and transporting oil, natural gas and NGLs;
•the price and quantity of foreign imports;
•political and economic conditions in oil producing countries, including conflicts in or among the Middle East, Africa, South America and Russia;
•the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•speculative trading in crude oil and natural gas derivative contracts;
•the level of consumer product demand;
•weather conditions and other natural disasters;
•risks associated with operating drilling rigs;
•technological advances affecting exploration and production operations and overall energy consumption;
•domestic and foreign governmental regulations and taxes;
•the impact of energy conservation efforts;
•the continued threat of terrorism and the impact of military and other action, including the Russia-Ukraine war and its destabilizing effect on the European continent and the global oil and natural gas markets;
•the price and availability of competitors’ supplies of oil and natural gas and alternative fuels; and
•overall domestic and global economic conditions.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. For example, for the five years ended December 31, 2024, the NYMEX-WTI oil futures price ranged from a high of $123.70 per Bbl to a low of $(37.63) per Bbl, while the NYMEX-Henry Hub natural gas futures price ranged from a high of $9.68 per MMBtu to a low of $1.48 per MMBtu. For the year ended December 31, 2024, the NYMEX-WTI oil futures price ranged from a high of $86.91 per Bbl on April 5, 2024 to a low of $65.75 per Bbl on September 10, 2024 and the NYMEX-Henry Hub natural gas futures price ranged from a high of $3.95 per MMBtu on December 24, 2024 to a low of $1.58 per MMBtu on March 26, 2024. Likewise, NGLs, which are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which has different uses and different pricing characteristics, have sustained depressed realized prices during this period and are generally correlated with the price of oil. While recent events have led to elevated oil, natural gas and NGL prices, an extended decline in commodity prices could materially and adversely affect our business, results of operations and financial condition.
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
The resources are contingent upon (1) approval and/or inspection by from federal, state and local regulators to restart production, (2) reestablishment of oil transportation systems to deliver production to market and (3) commitment to restart the wells and facilities. Some or all of the contingent resources may be reclassified as “reserves” if all of the contingencies are successfully resolved but there is no assurance that the contingencies will be resolved or resolved in a timely manner or that any of the petroleum in the SYU Assets will be recovered.
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
Developing and producing oil, natural gas and NGLs are costly and high-risk activities with many uncertainties that may result in a total loss of investment or otherwise adversely affect our business, financial condition, results of operations and cash flows. Many of these risks are heightened for us due to the fact that most of our equipment has been shut-in for more than nine years.
Our development and production operations may be curtailed, delayed, canceled or otherwise negatively impacted as a result of many factors, including:
•high costs, shortages or delivery delays of rigs, equipment, labor, electrical power or other services;
•unusual or unexpected geological formations;
•composition of sour natural gas, including sulfur, carbon dioxide and other diluent content;
•unexpected operational events and conditions;
•failure of down hole equipment and tubulars;
•loss of wellbore mechanical integrity;
•failure, unavailability or shortage of capacity of gathering and transportation pipelines, or other transportation facilities;
•human errors, facility or equipment malfunctions and equipment failures or accidents, including acceleration of deterioration of our facilities and equipment due to the highly corrosive nature of sour natural gas;
•excessive wall loss or other loss of pipeline integrity;
•title problems;

•litigation, including landowner lawsuits;
•loss of drilling fluid circulation;
•hydrocarbon or oilfield chemical spills;
•fires, blowouts, surface craterings and explosions;
•surface spills or underground migration due to uncontrollable flows of oil, natural gas, formation water or well fluids;
•delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements;
•delays due to operations in environmentally sensitive areas; and
•adverse weather conditions and natural disasters.
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
Our offshore operations are subject to a variety of operating risks specific to the marine environment, such as a dependence on a limited number of electrical transmission lines, as well as capsizing, collisions and damage or loss from adverse weather conditions. Offshore activities are subject to more extensive governmental regulation than onshore oil and natural gas activities. We are vulnerable to the risks associated with operating offshore California, including risks relating to:
•impacts of climate change and natural disasters such as earthquakes, tidal waves, mudslides, fires and floods;
•oil field service costs and availability;
•compliance with environmental and other laws and regulations;
•third-party marine vessels;
•response capabilities for personnel, equipment and environmental incidents;
•remediation and other costs resulting from oil spills, releases of hazardous materials and other environmental and natural resource damages; and
•failure of equipment or facilities.
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
The marketability of our oil, natural gas and NGL production depends in part on the availability, proximity and capacity of pipelines and other transportation methods, gathering systems and processing facilities owned by us or third parties. The amount of oil, natural gas and NGLs that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of contracted capacity on such systems. For example, our ability to produce and sell oil from SYU will depend on the continued availability of the pipeline infrastructure between platforms, for delivery of that oil to shore, and for further delivery to market, and any unavailability of that pipeline infrastructure could cause us to shut in all or a portion of the production from the SYU Assets for the length of such unavailability. Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The curtailments arising from these and similar circumstances may last from a few days to several months or more. In many cases, we are provided with only limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or processing facility capacity could reduce our ability to market our oil and natural gas production and harm our business, financial condition, results of operations and cash flows. Additionally, recent petroleum refinery conversions and announcements of potential refinery closures in California could further impact our ability to market and transport our products efficiently.
Loss of our key executive officers or other key personnel, or an inability to attract and retain such officers and personnel, could negatively affect our business and, in one instance, could cause a default under the primary agreement governing our existing indebtedness.
Our future success depends on the skills, experience and efforts of our executive officers. The sudden loss of any of these executives’ services or our failure to appropriately plan for any expected executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract or retain talented new employees, our business and results of operations could be negatively affected. Workers may choose to pursue employment with our competitors or in other fields. Additionally, the Senior Secured Term Loan Agreement (the “Senior Secured Term Loan Agreement”), dated as of the Closing Date by and among Sable, EMC, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender, requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day management of our business, subject to the right of the holder of such indebtedness to approve his replacement, such approval not to be unreasonably withheld.
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
We do not own in fee all of the land on which our assets are located or all of the land that we must traverse in order to conduct our operations. Rather, many of the properties or rights are derived from surface use agreements, rights-of-way or other easement rights and, therefore, we will be subject to the possibility of more onerous terms or increased costs to retain necessary land access if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. Some of the rights to land owned by third parties and governmental agencies are obtained for a specific period of time and under certain conditions. We believe that we will have obtained sufficient right-of-way grants from public authorities (subject to receipt of certain governmental permits and consents) and private parties for us to operate our business, and obtained court approval of a settlement expressly confirming those rights with the overwhelming majority of the private landowners in September 2024 (see Grey Fox Matter, infra). However, at least one private landowner along sections of Pipeline Segment 324 has continued to make claims that the easement agreements with it are no longer effective. Our loss of any of these surface use agreements, rights-of-way or other easement rights through lapse or failure to satisfy or maintain certain conditions could require us to cease operations on the affected land or find alternative locations for our operations at increased costs, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to Restart Production by March 1, 2026, which would permit EM to exercise a reassignment option and take ownership of the SYU Assets without any compensation or reimbursement other than the deemed repayment in full of the principal and accrued interest outstanding under the Senior Secured Term Loan Agreement.
If we fail to Restart Production (as defined in the Sable-EM Purchase Agreement) of the SYU Assets by March 1, 2026 (the “Restart Failure Date”), then pursuant to the Sable-EM Purchase Agreement, for 180 days thereafter, EM will have the exclusive right, but not the obligation, to require us to reassign the SYU Assets and rights to EM or its designated representative, without reimbursing us for any of our costs or expenditures (the “Reassignment Option”). If we have acquired any additional rights or assets or have developed additional improvements related to the SYU Assets, records or benefits, on EM’s request we also would be required to assign and deliver those additional rights, assets, improvements, records or benefits to EM without being reimbursed for any of our additional costs or expenses. If we are unable to Restart Production of the SYU Assets by the Restart Failure Date and EM exercises its Reassignment Option, EM will become the owner of substantially all of our business and we may be forced to wind-down our operations. Our ability to Restart Production of the SYU Assets is subject to several risks, and there is no assurance that we will be able to Restart Production of the SYU Assets by the Restart Failure Date. See “Risk Factors—Risks Related to the Restart of Production.”
Restrictive covenants in the Senior Secured Term Loan Agreement or any future agreements governing our indebtedness could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Restrictive covenants in the Senior Secured Term Loan Agreement impose significant operating and financial restrictions on us and our subsidiaries and we may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the Senior Secured Term Loan Agreement unless we gain EM’s consent. These restrictions limit our ability to, among other things:
•engage in mergers, consolidations, liquidations, or dissolutions;
•create or incur debt or liens;
•make certain debt prepayments;
•pay dividends, distributions, management fees or certain other restricted payments;
•make investments, acquisitions, loans, or purchase oil and gas properties;
•sell, assign, farm-out or dispose of any property;
•enter into transactions with affiliates;
•enter into, subject to certain exceptions, any agreement that prohibits or restricts liens securing the Senior Secured Term Loan Agreement, payments of dividends to us, or payment of debt owed to us and our subsidiaries; and
•change the nature of our business.

The Senior Secured Term Loan Agreement also contains representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control). During the pendency of the Senior Secured Term Loan Agreement and in case of an event of default thereunder, EM may exercise all remedies at law or equity, and may foreclose upon substantially all of our assets and the assets of our subsidiaries, including, in the event of a deficiency, cash and any other assets not acquired from EM in the Business Combination to the extent constituting collateral under the applicable financing documents. We may not be able to obtain amendments, waivers or consents for potential or actual breaches of such representations and warranties or covenants, or we may be unable to obtain such amendments waivers or consents on acceptable terms, all of which could limit management’s flexibility to operate the business.
Under the terms of the Senior Secured Term Loan Agreement, restarting production will trigger a springing maturity date following a specified grace period, and the terms on which we will be able to refinance the Senior Secured Term Loan Agreement, if necessary, will depend on then-prevalent market conditions.
The Senior Secured Term Loan Agreement includes a springing maturity date of ninety (90) days after Restart Production (as defined in the Sable-EM Purchase Agreement) (i.e., two hundred forty (240) days after resumption of actual production from the wells), which could require a future refinancing of the indebtedness under the Senior Secured Term Loan Agreement or the incurrence of new indebtedness. The terms on which we would be able to obtain any refinancing of the Senior Secured Term Loan Agreement will depend on market conditions at the time of any such refinancing.
We may in the future refinance our existing indebtedness or incur new indebtedness at variable rates and without the option to pay interest in-kind, which would subject us to interest rate risk and could cause our debt service obligations to increase significantly.
The outstanding principal amount under our Senior Secured Term Loan Agreement bears interest at a fixed rate and we have the option of capitalizing the interest onto the principal rather than paying cash interest, but we may in the future refinance our existing indebtedness or incur new indebtedness with variable rates and mandatory cash interest payments, which would expose us to interest rate risk and additional liquidity burdens. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the principal amount remained the same, and our net income and cash available for servicing our indebtedness would decrease.
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
Our oil, natural gas, and NGLs development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the release or discharge of materials into or through the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection, resource protection, and damage to natural resources. These laws and regulations may impose numerous obligations applicable to our operations, including the ability to obtain a permit before conducting our operations, including regulated drilling activities; the restriction of types, quantities and concentrations of materials that can be released or discharged into or through the environment; the limitation or prohibition of drilling, production and transportation activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected or preserved areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution and natural resources damages potentially resulting from our operations. The EPA, BOEM, BSEE, PHMSA, OSFM, CalGEM, Coastal Commission, CDFW, Regional Board, SLC and numerous other governmental authorities have the authority to enforce compliance with these laws and regulations and the permits issued by them, often requiring difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, injunctive and mitigation relief, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to restart or replace the Pipelines, which may delay or interrupt our operations and limit our growth and revenue, or may result in a failure to Restart Production by the Restart Failure Date.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”), which targets methane from oil and gas sources by imposing an applicable “waste emissions charge” on petroleum and natural gas production facilities that exceed a specified waste emissions threshold and requiring the reporting of emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. On November 18, 2024, the EPA published a final rule to implement this waste emissions charge as required by the IRA. However, Congress has approved a resolution that would repeal the rule, making the future implementation of the emissions charge uncertain. In addition to the IRA, almost one-half of the states have taken legal measures to reduce emissions of GHGs, including through the planned development of GHG emission inventories and/or regional GHGs cap and trade programs. On an international level, the United States was one of nearly 200 countries to sign an international climate change agreement in Paris, France that requires member countries to set their own GHG emissions reduction goals beginning in 2020. However, the United States formally announced its intent to withdraw from the Paris Agreement in November 2019, which became effective in November 2020. On January 20, 2021, President Biden issued written notification to the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021. On January 20, 2025, President Trump signed an executive order initiating the re-withdraw of the United States from the agreement. In addition, various states and local governments have vowed to continue to enact regulations to achieve the goals of the Paris Agreement.
Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require additional reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil, natural gas and NGL that we produce. Finally, it should be noted that numerous scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur in sufficient proximity to our facilities, they could have an adverse effect on our financial condition and results of operations. For example, such effects could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our production activities, increases in our costs of operation or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Our ability to mitigate the adverse physical impacts of climate change depends in part upon our disaster preparedness and response and business continuity planning. See “Business—Environmental, Occupational Safety and Health Matters and Regulations-Regulation of ‘Greenhouse Gas’ Emissions” for a description of the climate change laws and regulations that affect us. Also see “Risk Factors—Risks Related to the Business of the Company-Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.”
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
Additionally, the California state government recently has taken several actions that could adversely impact future oil and gas production and other activities in the state. For example:
•In September 2020, the California Governor issued an executive order that seeks to reduce both the supply of and demand for fossil fuels in the state. The executive order established several goals and directed several state agencies to take certain actions with respect to reducing emissions of greenhouse gases, including, but not limited to: (1) phasing out the sale of emissions-producing vehicles; (2) developing strategies for the closure and repurposing of oil and gas facilities in California; and (3) calling on the California State Legislature to enact new laws prohibiting hydraulic fracturing in the state by 2024. The executive order also directed CalGEM to finish its review of public health and safety concerns from the impacts of oil extraction activities and propose significantly strengthened regulations.
•In October 2020, the California Governor issued an executive order that established a state goal to conserve at least 30% of California’s land and coastal waters by 2030 and directed state agencies to implement other measures to mitigate climate change and strengthen biodiversity.
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
On February 21, 2025, California State Assembly Member Hart introduced AB 1448 to the California State Legislature. Among other changes, AB 1448 would amend certain provisions of California’s Public Resources Code to add additional procedural requirements for oil- and gas-related leases in state waters and would require that the repair, reactivation, and maintenance of an oil and gas facility that has been idled, inactive, or out of service for three years or more obtain a new coastal development permit. We cannot predict whether AB 1448 will make it out of committee in its current form.
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
In December 2023, the State Lands Commission granted authority to the Executive Officer to solicit and execute agreements for consultant services to prepare an “Analysis of Public Trust Resources and Values” (“APTR”), which will assess the risks and impacts to Public Trust resources of all 12 leases for offshore oil and gas pipelines under the Commission's jurisdiction. The APTR will include technical evaluations, environmental assessments, climate change considerations, public needs analysis, and alternatives to pipelines. The Commission expects to finalize the APTR by December 31, 2026. The Commission has also authorized a temporary moratorium on new lease applications and issuances for offshore oil and gas pipelines until the APTR is completed and its findings are reviewed. The outcome of the APTR could adversely affect our ability to renew or extend our State Lands Commission leases beyond the current expirations in 2028 and 2029.
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

For example, on June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; BSEE; and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:24-cv-05459). Sable was not named as a party to the case, but on December 3, 2024, the Court granted Sable’s motion to intervene as a defendant to become a party to the lawsuit, and Sable vigorously contests the plaintiffs’ allegations. On January 29, 2025, the Court granted plaintiffs’ request to supplement and amend their complaint. In the amended complaint, plaintiffs allege that BSEE: violated NEPA, the Outer Continental Shelf Lands Act (“OCSLA”), and the Administrative Procedure Act (“APA”) in November 2023 by approving an extension to resume operations associated with the 16 oil and gas leases Sable holds in the SYU in federal waters offshore of California in the Santa Barbara Channel; and violated NEPA and the APA in September 2024 by approving applications for permits to modify for well reworking operations and by failing to conduct supplemental environmental analysis for oil and gas development and production in the SYU. The complaint asks for the Court: to issue an order finding that BSEE violated NEPA, OCSLA and the APA; to vacate and remand the extension and the applications for permits to modify; order BSEE to complete NEPA analysis by a date certain; to prohibit BSEE from authorizing further extensions, applications for permits to modify, or any other authorizations for restarting production until it complies with NEPA, OCSLA and the APA; and for an award of costs and attorneys’ fees.
On December 20, 2024, the U.S. Department of Justice (in its capacity as counsel for the BSEE) filed a motion for voluntary remand without vacatur of BSEE’s November 2023 extension. Sable believes that the government’s prior extensions to resume operations were both appropriate and authorized. Moreover, under the government’s proposed remand, Sable’s operations on the SYU remain unaffected.
The Inflation Reduction Act of 2022 could accelerate the transition to a low carbon economy and will impose new costs on our operations.
On August 16, 2022, President Biden signed into law the IRA. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could further accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower-or zero-carbon emissions alternatives, which could decrease demand for the oil and gas we produce and consequently materially and adversely affect our business and results of operations. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. The IRA amends the Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the petroleum and natural gas production category. The methane emissions charge started in calendar year 2024 at $900 per ton of methane, has increased to $1,200 in 2025, and will be set at $1,500 for 2026 and each year thereafter. Calculation of the fee is based on certain thresholds established in the IRA. On November 18, 2024, the EPA published a final rule to implement this waste emissions charge as required by the IRA. However, Congress approved and President Trump signed a resolution that repealed the rule, making the future implementation of the emissions charge uncertain. The methane emissions charge could increase our capital expenditures to limit methane releases and further increase our costs to the extent we exceed the limits, which may adversely affect our business and results of operations.
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
The trading price of our Common Stock is likely to be volatile and subject to significant fluctuations. The trading price of our Common Stock will depend on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. You may not be able to resell your shares at an attractive price due to a number of factors, such as the following:
•actual or anticipated fluctuations in our annual financial results or the annual financial results of companies perceived to be similar to ours;

•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•speculation in the press or investment community;
•actual or anticipated developments in our business, competitors’ businesses or the competitive landscape generally;
•our success in satisfying permitting and other regulatory requirements to restart production;
•our success in satisfying permitting and other regulatory requirements to restart the Pipelines or obtain alternate transportation;
•our ability to obtain water, drilling fluids and other critical resources;
•the accuracy of our assumptions and estimates regarding the total costs associated with restarting and maintaining production and the Pipelines;
•the market prices of oil, natural gas and NGL;
•the success of our hedging strategy;
•our ability to manage the safety risks associated with offshore development and production;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the outcome of ratemaking proceedings with the California Public Utilities Commission;
•future laws and regulations related to climate change, GHGs and ESG and administrative interpretations thereof;
•changes in the future operating results of the Company;
•operating and stock price performance of other companies that investors deem comparable to ours;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving the Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of our Common Stock available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of our Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•other risk factors and other matters described or referenced under the sections “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Common Stock is a “penny stock,” which would require brokers trading in such securities to adhere to more stringent rules, could adversely impact the value of our securities and/or possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
We are required to make a formal assessment of the effectiveness of our internal control over financial reporting and, after we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements within the prescribed time period, we have begun a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude, within the prescribed time period or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.
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
We filed a registration statement on Form S-8 on April 19, 2024 providing for the registration of shares of our Common Stock issued or reserved for issuance under the Sable Offshore Corp. 2023 Incentive Award Plan (the “Incentive Plan”). The Incentive Plan provides for automatic increases in the shares reserved for grant or issuance under the plan which could result in additional dilution to our stockholders. Subject to the satisfaction of vesting conditions and the expiration of any applicable lockup restrictions, shares registered under the registration statement on Form S-8 will generally be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Common Stock or securities convertible into our Common Stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Common Stock or securities convertible into our Common Stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the costs associated with restarting and maintaining production and the Pipelines;
•the market prices of oil, natural gas and NGL;
•the success of our hedging strategy;
•future accounting pronouncements or changes in our accounting policies;
•macroeconomic conditions, both nationally and locally; and
•any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
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
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we remain an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual reports on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, our stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700.0 million of common equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the Flame IPO.
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
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans (at least until the restart of production of the SYU Assets and the repayment or refinancing of the Senior Secured Term Loan Agreement) to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock will be at the sole discretion of our Board and subject to restrictions and limitations in the Senior Secured Term Loan Agreement or any other then-existing indebtedness of the Company. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.

Item 1B.     Unresolved Staff Comments
Not applicable.

Item 1C.     Cybersecurity
Processes for Assessing, Identifying, and Managing Cybersecurity Risks
Since the completion of the Business Combination on February 14, 2024, management has been working to create a defined cybersecurity risk management program, through the addition of enhanced applications to identify and mitigate risks. During 2024 the Company engaged and managed an experienced third party vendor, specializing in cybersecurity, to conduct a Company wide cybersecurity risk assessment. The assessment included a multi-phase approach consisting of open-source intelligence gathering, network system penetration testing of the Company's internal, external, and wireless networks, and targeted social engineering through strategic phishing, vishing, and smishing campaigns. Action items and preventative recommendations were identified by management and are being incorporated into the Company’s information security incident response plan, which is designed to follow the National Institute of Standards and Technology Cybersecurity Framework 2.0 standards and practices for identifying and mitigating cybersecurity incidents. Management will complete implementation of the action items during 2025, which we intend to test periodically for effectiveness.
No Previous Material Cybersecurity Threats
As of the date of this report, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences for the Company. While we intend to devote resources to our security measures to protect our systems and information during 2025, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
Board of Directors’ Oversight of Cybersecurity Risks
The audit committee of our Board is responsible for the oversight of risks from cybersecurity threats. As part of its oversight, our audit committee and certain members of the Company’s management will meet quarterly to discuss ongoing initiatives and to facilitate coordination between Company stakeholders. Annually, our Vice President of Information Technology will review the Company’s cybersecurity risk management program with our audit committee and Board.
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
Item 2.     Properties
Our assets consist of three offshore platforms, Hondo, Heritage and Harmony, an onshore oil and natural gas processing facility in Goleta, California and pipeline assets. The platforms are located from five to nine miles offshore Santa Barbara County, California in federal waters. We own and operate 16 federal leases and subsea pipelines, which transport crude oil, natural gas and produced water from the platforms to the onshore processing facilities along with the pipeline assets Line 324 and Line 325. Line 324 is a 24-inch, approximately 10.8 mile long crude oil pipeline that extends from the Los Flores Station on the California Coast to the Gaviota Pump Station in Santa Barbara County, California. Line 325 is a 30-inch, approximately 113 mile long crude oil pipeline that extends from the Gaviota Pump Station in Santa Barbara County, California to the 30-inch pig receiver located in Pentland Station in Kern County, California with an intermediate station at Sisquoc mile post 38.5 in San Louis Obispo, California. For further information, see “Business—Operations.”
Our principal executive office is located at 845 Texas Avenue, Suite 2920, Houston, Texas 77002. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings
See Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 8 — Commitments and Contingencies for additional information regarding our legal proceedings.
Other Legal Proceedings
As part of Sable’s normal business activities, it may be named as a defendant in litigation and other legal proceedings, including those arising from regulatory and environmental matters. If Sable determines that a negative outcome is probable and the amount of loss is reasonably estimable, we will accrue the estimated amount.
BSEE Matter
On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; BSEE; and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (“the Court”) (Case No. 2:24-cv-05459). Sable was not named as a party to the case, but on December 3, 2024, the Court granted Sable’s motion to intervene as a defendant to become a party to the lawsuit, and Sable vigorously contests the plaintiffs’ allegations. On January 29, 2025, the Court granted plaintiffs’ request to supplement and amend their complaint. In the amended complaint, plaintiffs allege that BSEE: violated NEPA, OCSLA, and the APA in November 2023 by approving an extension to resume operations associated with the 16 oil and gas leases Sable holds in the SYU in federal waters offshore of California in the Santa Barbara Channel; and violated NEPA and the APA in September 2024 by approving applications for permits to modify for well reworking operations and by failing to conduct supplemental environmental analysis for oil and gas development and production in the SYU. The complaint asks for the Court: to issue an order finding that BSEE violated NEPA, OCSLA and the APA; to vacate and remand the extension and the applications for permits to modify; order BSEE to complete NEPA analysis by a date certain; to prohibit BSEE from authorizing further extensions, applications for permits to modify, or any other authorizations for restarting production until it complies with NEPA, OCSLA and the APA; and for an award of costs and attorneys’ fees.
On December 20, 2024, the U.S. Department of Justice (in its capacity as counsel for the BSEE) filed a motion for voluntary remand without vacatur of BSEE’s November 2023 extension. Sable believes that the government’s prior extensions to resume operations were both appropriate and authorized. Moreover, under the government’s proposed remand, Sable’s operations on the SYU remain unaffected.
California Coastal Commission
On September 27, 2024, the Coastal Commission issued Notice of Violation No. V-9-24-0152 to Sable, which asserted that the safety valve installation work and certain maintenance and repair activities undertaken by Sable on the Pipelines in the Coastal Zone to address anomalies and install safety valves constituted unpermitted development activities under the Coastal Act and the County’s LCP. Sable undertook the subject repair and maintenance work , including the safety valve installation work, based on its understanding that no new coastal development permit or other Coastal Act authorization was required, consistent with the County’s practice of authorizing certain repair work on the pipelines since they were first permitted and built over 30 years ago, as well as the County’s acknowledgement that it does not have permit authority or jurisdiction over the Company’s installation of the sixteen new safety valves in the County along the Pipelines in accordance with the 2021 CBAT Plan. Following good faith negotiations with Coastal Commission staff, on November 12, 2024, the Coastal Commission issued Executive Director Cease and Desist Order No. ED-24-CD-02 to Sable requiring Sable to, among other requirements, prepare and submit an Interim Restoration Plan and submit an application either to the Coastal Commission or the County to obtain a coastal development permit for the valve installation and other maintenance and repair work. In compliance with the Order, Sable prepared, submitted, and implemented the Interim Restoration Plan as approved by Coastal Commission staff. Sable separately submitted certain applications to the County related to some of the maintenance and repair work that was subject to Notice of Violation No. V-9-24-0152. The Order expired on February 10, 2025. Sable subsequently recommenced the repair and maintenance activities which were subject to Notice of Violation V-9-24-0152.
On February 12, 2025, the County delivered a letter to Sable confirming that certain Pipeline anomaly maintenance and repair work referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 was “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement (EIR/EIS).” The letter states in part that “[t]he County previously exercised its authority under its Local Coastal Program and delegated Coastal Act authority in approving the permits and the requested anomaly repair work is within the scope of those approved permits.”

In addition, also on February 12, 2025, the County delivered a letter to the Coastal Commission. In this letter, the County responded to a request by the Coastal Commission to consent to consolidated coastal development permit process for certain activities undertaken and planned by Sable on the Pipelines. The County’s letter also stated that certain maintenance and repair work on the Pipelines that was referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 is “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement. Thus, no further application to or action by the County is required.”
On February 14, 2025, Sable submitted a written response to the Coastal Commission’s Notice of Violation V-9-24-0152 detailing that, consistent with the County’s letters, certain of the alleged unpermitted development subject to the Notice of Violation was previously approved and that no further coastal development permit is required.
On February 16, 2025, the Coastal Commission sent Sable a “Notice Prior to Issuance of Executive Director Cease and Desist Order” related to certain of Sable’s Pipeline repair and maintenance activities and safety valve installation work. On February 17, 2025, Sable replied to the Coastal Commission with a letter stating that the “Coastal Act does not authorize the issuance of an [Executive Director Cease and Desist Order] under the present circumstances” and that “Sable intends to proceed with the anomaly repair work authorized by the County in its February 12, 2025 letter.”
On February 18, 2025, Sable Offshore Corp. filed a complaint against the Coastal Commission in the Superior Court of the State of California for the County of Santa Barbara (Case No. 25CV00974). In the complaint, Sable challenges the Coastal Commission’s Notice of Violation V-9-24-0152 and Executive Director Cease and Desist Order ED-24-CD-02, in addition to other claims. Sable seeks a declaration that the Coastal Commission’s actions are unlawful, an injunction prohibiting further enforcement actions by the Coastal Commission, damages for the alleged taking of property rights, and attorneys' fees and costs.
Also on February 18, 2025, the Coastal Commission issued (i) Executive Director Cease and Desist Order No. ED-25-CD-01 with respect to alleged unpermitted development activities located onshore along the Pipelines and (ii) a Notice of Intent to Commence Proceedings for a Commission Cease and Desist Order, Restoration Order, and Administrative Penalty Order with respect to alleged unpermitted development activities located onshore along the Pipelines and offshore at certain SYU facilities (the “EDCDO/NOI”).
On March 6, 2025, Sable submitted additional materials to the County regarding certain anomaly repair and maintenance work completed by the Company prior to its receipt of Notice of Violation V-9-24-0152. It is Sable’s understanding that such work was authorized by the Pipelines’ original environmental review, coastal development permits, and related approvals. Sable has requested that the County confirm in writing that the previously completed work was previously approved and that no further coastal development permit is required.
On March 10, 2025, Sable submitted a Statement of Defense and written response to the EDCDO/NOI to the Coastal Commission, which detailed that all alleged unpermitted development activities located onshore along the Pipelines and offshore at certain SYU facilities as described in the EDCDO/NOI did not constitute unpermitted development or violations of the Coastal Act because such activities were previously analyzed, approved, and authorized under existing coastal development permits for the Pipelines and the SYU facilities. As such, Sable denied that the Coastal Commission possessed the authority to issue the EDCDO/NOI or any cease and desist order, restoration order, or administrative penalty order with respect to such work.
California Regional Water Quality Control Board
On December 13, 2024, the Regional Board issued three letters to Sable related to the Pipelines: (i) a Notice of Violation for an alleged unauthorized discharge of waste to waters of the state at an ephemeral stream in the County; (ii) a Directive to obtain regulatory coverage for an alleged unauthorized discharge of waste to waters of the state at the same ephemeral stream identified in item (i); and (iii) a First Notice of Non-Compliance for an alleged failure to obtain coverage under the Regional Board’s General Permit for Stormwater Discharges Associated with Industrial Activities in the County and San Luis Obispo and Kern Counties in California. Sable believes that coverage under the Regional Board’s General Permit is not required. On January 10, 2025, Sable submitted a written response to each of the three letters to the Regional Board. On January 22, 2025, the Regional Board issued two additional letters to the Company related to the Pipelines: (i) a Second and Final Notice of Non-Compliance for an alleged failure to obtain coverage under the Regional Board’s General Permit for Stormwater Discharges Associated with Industrial Activities in the County and San Luis Obispo and Kern Counties; and (ii) an order requiring Sable to submit a technical report responding to information requests associated with the discharge of earthen material to waters of the state. On January 31, 2025, Sable submitted an application to the Regional Board for regulatory coverage under the Regional Board’s General Permit WQO 2004-004 for the alleged discharge waste to waters of the state, and on February 18, 2025, Sable submitted an application for CDFW for an after-the-fact Lake and Streambed Alteration Agreement (LSAA) to address the same site. On February 21, 2025, Sable submitted to the Regional

Board, under protest, an application for coverage under the Regional Board’s General Permit for Stormwater Discharges. On March 8, 2025, Sable submitted its responses to the Regional Board’s order requiring the Company to submit a technical report.
California Department of Fish and Wildlife
On December 17, 2024, CDFW issued a Notice of Potential Violation to Sable for alleged violations of the California Fish and Game Code at four separate sites within the County and San Luis Obispo County in California for alleged placement or fill of waste to waters. On January 13, 2025, Sable submitted a written response to CDFW. Permit applications for after-the-fact permits for these four sites were submitted to the Regional Board and CDFW during the week of March 10, 2025.

Zaca Preserve Matter
On October 3, 2024, plaintiff Zaca Preserve LLC filed a California state court complaint against Sable, its subsidiary PPC, Plains All American Pipeline LP, and Plains Pipeline LP. The case is captioned 24CV05483 and is pending in Santa Barbara Superior Court, Anacapa Division. The plaintiff filed a First Amended Complaint on December 12, 2024, and served the complaint on Sable and PPC on December 18, 2024.
The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to restart pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. Sable and PPC intend to defend the case vigorously. See Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements,” Note 8 — Commitments and Contingencies for additional information regarding this matter.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Our Common Stock trades on the NYSE under the symbol “SOC”.
Recent Sales of Unregistered Securities
On October 3, 2024, Sable Aviation, LLC (“Sable Aviation”), an entity controlled by our Chairman and Chief Executive Officer, and Sable entered into an Agreement of Purchase and Sale, pursuant to which Sable Aviation sold transportation assets and related equipment to Sable in exchange for 600,000 shares of Common Stock, valued at $15.2 million.
Holders
On March 14, 2025, there were 54 holders of record of our Common Stock, and eight holders of record of our private placement warrants.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth, for the periods indicated, Sable's equity incentive plans authorized activity:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	10,747,299
Total	—	—	10,747,299

In connection with the Business Combination, the Company adopted the Incentive Plan in order to facilitate the grant of cash and equity incentives to directors, employees, including named executive officers, and consultants to help attract and retain the services of these individuals. As of December 31, 2024, the aggregate number of shares of Common Stock that are available for issuance under the Incentive Plan is 10,747,299, provided that the number of shares of Common Stock authorized for issuance under the Incentive Plan is subject to an annual increase for ten years on the first day of each calendar year beginning January 1, 2024, in an amount equal to the lesser of (A) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board.
Item 6.     Reserved

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references to “we”, “us”, “our”, “Sable” or the “Company” in this Item 7 are to Sable Offshore Corp. (f/k/a Flame Acquisition Corp.) and its consolidated subsidiaries, following the Business Combination. References to “Flame” are to Flame Acquisition Corp. before the consummation of the Business Combination. References to the “Pipelines” are to Pipeline Segments 324/325 (formerly known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as "901/903 Assets" and as defined in the Sable-EM Purchase Agreement). As a result of the closing of the Business Combination, which was accounted for as a forward merger in accordance with GAAP, the financial statements of Successor (as defined below) are now the financial statements of the Company. The following discussion and analysis of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those discussed in “Cautionary Notice Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

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

Business Combination

On November 1, 2022 (as amended on June 13, 2023 and December 15, 2023), Sable Offshore Corp., a Texas corporation (“SOC”), entered into a purchase and sale agreement (as amended, the “Sable-EM Purchase Agreement”) with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which SOC agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California (“SYU”) and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, collectively the “SYU Assets”).

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

First PIPE Investment

On February 14, 2024, in connection with the Business Combination, the Company issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the "First PIPE Investment"). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee and legal fees of approximately $22.9 million was paid in full, and is recognized as an offset to the proceeds from the First PIPE Investment.

Second PIPE Investment

On September 26, 2024, the Company issued 7,500,000 shares of Common Stock of the Company, at a price of $20.00 per share for aggregate gross proceeds of approximately $150.0 million (the "Second PIPE Investment"). The shares of Common Stock issued in the Second PIPE Investment were offered in a private placement under the Securities Act. An associated marketing fee and legal fees of approximately $7.8 million was recognized as an offset to the proceeds from the Second PIPE Investment.

Public Warrant Exercises

On October 3, 2024, Sable issued a press release announcing the redemption of all of its outstanding Public Warrants to purchase shares of Common Stock that were issued under the Warrant Agreement, as part of the units sold in the Company IPO.

On October 31, 2024, the Public Warrants ceased trading on the New York Stock Exchange. As of November 4, 2024 (the “Redemption Date”), approximately 99.8% of the Company’s outstanding Public Warrants were exercised by the holders thereof to purchase fully paid and non-assessable shares of Common Stock at an exercise price of $11.50 per share. As a result, holders of the Public Warrants received an aggregate of 15,957,820 shares of the Company’s Common Stock in exchange for $183.5 million in cash proceeds to the Company. All unexercised and outstanding Public Warrants as of 5:00 p.m. New York City time on the Redemption Date were redeemed at a price of $0.01 per Public Warrant and, as a result, no Public Warrants currently remain outstanding and the Public Warrants have ceased trading on the New York Stock Exchange. The private placement warrants and working capital warrants to purchase Common Stock that were issued under the Warrant Agreement and that are still held by the initial holders thereof or their permitted transferees were not subject to this redemption and remain outstanding. Refer to Note 7 — Warrants for additional details regarding the warrant exercises.

SYU Assets

Beginning in 1968 and over the course of 14 years, EM consolidated more than a dozen offshore federal oil leases and organized them into a streamlined production unit known as SYU. SYU consists of three offshore platforms and a wholly owned onshore processing facility located along the Gaviota Coast at Las Flores Canyon in Santa Barbara County, California. SYU’s onshore facilities and the three offshore platforms remained in continuous operation until 2015. In May 2015, a pipeline operated by Plains All American Pipeline, L.P. (“Plains”) that transported produced oil from SYU experienced a leak, as further described under “Business—Pipeline 901 Incident.” The SYU platforms and facilities suspended production after the incident, the SYU Assets were shut in and the facilities were placed in a safe state. The facilities are not currently producing oil and gas; however, all equipment remains in place in an operation-ready state, requiring ongoing inspections, maintenance and surveillance. As part of these suspension efforts, all equipment was drained, flushed and purged in 2016. All hydrocarbon pipelines within SYU have been placed in a safe state and remain under regular monitoring. In 2020, Plains entered into a Consent Decree, described further under “Business—Pipeline 901 Incident,” that provides a path for a potential restart of the Pipelines.

The discussion of the results of operations for the Predecessor periods below do not include the results from the Pipelines and the Pipelines are not included in the combined financial statements of the Predecessor included in the financial statements and related notes thereto included elsewhere in this Annual Report. Financial statements of the Pipelines have not been included because SEC guidance provides that the financial statements of recently acquired businesses such as the Pipelines need not be filed unless their omission would render Predecessors combined financial statements misleading or substantially incomplete. Based upon our quantitative and qualitative analysis, we do not believe omitting the financial statements of the Pipelines renders the Predecessor combined financial statements misleading or substantially incomplete. The Successor financial statements include the results from the Pipelines and the Pipelines are included in the consolidated financial statements.

For the purposes of the consolidated financial statements, periods on or before February 13, 2024 reflect the financial position, results of operations and cash flows of SYU prior to the Business Combination, referred to herein as the “Predecessor,” and periods beginning on or after February 14, 2024 reflect the financial position, results of operations and cash flows of the Company as a result of the Business Combination, referred to herein as the “Successor.”

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

•Depreciation, depletion, amortization, and accretion. Depreciation, depletion and amortization are primarily determined under either the unit-of-production method, which is based on estimated asset service life taking obsolescence into consideration. Since being shut in, no depletion or amortization has been recorded for the Successor periods presented. An immaterial amount of depreciation was reflected for idle plants in the historical Predecessor financial statements. Also included in the Successor and Predecessor financial statements is the accretion associated with the Company's estimated asset retirement obligations (“ARO”). The ARO liabilities are initially recorded at their fair value and then are accreted using the Company’s applicable discount rate over the period for the change in their present value until the estimated retirement of the asset.

•General and administrative. General and administrative (“G&A”) costs are comprised of overhead expenditures directly and indirectly associated with operating the assets. These support services include information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. For the Predecessor period, any general and administrative expenses that were not specifically identifiable to SYU were allocated to SYU for the year ended December 31, 2023, and for the period from January 1, 2024 to February 13, 2024. To calculate a reasonable allocation, aggregated historical benchmarking data from comparable companies with similar operated upstream assets was used to identify general and administrative expenses as a proportion of operating expenses. Increased general and administrative services may be required in the future, commensurate with planned operations activity levels.

•Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the projected restart of production.

Results of Operations

The comparability of our operating results for the period February 14, 2024 through December 31, 2024 (Successor), the period January 1, 2024 through February 13, 2024 (Predecessor), and the year ended December 31, 2023 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. Following the Closing Date, all of our operations have focused on restarting production of the SYU Assets. We lack the ability to generate any operating revenues until we receive the necessary regulatory approvals and complete the repairs necessary to restart production. Our only source of non-operating income is generated in the form of interest income on cash and cash equivalents. Post the Business Combination, we expect to incur additional expenses as a result of being an operating public company, for legal, accounting and compliance expenses.

The following table presents selected consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor	Predecessor		Increase (Decrease)
(in thousands)	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023	$	%
Revenue	$—	$—	$—	$—	—%
Oil and gas sales	—	—	—	—
Operating Expenses
Operations and maintenance expenses	87,877	7,320	60,693	34,504	56.9%
Depletion, depreciation, amortization and accretion	9,734	2,627	21,018	(8,657)	(41.2)%
General and administrative expenses	229,140	1,714	12,763	218,091	nm
Total operating expenses	326,751	11,661	94,474	243,938
Loss from operations	(326,751)	(11,661)	(94,474)	(243,938)	258.2%
Other expenses (income):
Change in fair value of warrant liabilities	227,454	—	—	227,454	nm
Other (income) expense	(4,193)	128	(801)	(3,264)	nm
Interest expense	67,314	—	—	67,314	nm
Total other expense (income), net	290,575	128	(801)	291,504
Loss before income taxes	(617,326)	(11,789)	(93,673)	(534,851)	571.0%
Income tax benefit	48	—	—	48	nm
Net loss	$(617,278)	$(11,789)	$(93,673)	$(534,803)	570.9%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $7.3 million and $87.9 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively, or a combined $95.2 million, representing an increase of $34.5 million, or 56.9%, compared to $60.7 million for the year ended December 31, 2023 (Predecessor). The increase in operating and maintenance expenses was primarily attributable to activities associated with restart, which includes an 88% increase in operations employee headcount since the Closing Date. Operations and maintenance expenses are expected to increase over the next several years as production is restarted and additional employees are hired to support safe production operations.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $2.6 million and $9.7 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively, or a combined $12.4 million, representing a decrease of $8.7 million, or 41.2%, compared to $21.0 million for the year ended December 31, 2023 (Predecessor). The decrease in depletion, depreciation, amortization and accretion was primarily attributable to the Company not recognizing depletion expense following the Business Combination, as the assets were not in service since repairs are necessary prior to achieving production restart. Depletion will resume once production commences and the assets are placed in service. The decrease can also be attributed to a decrease in accretion expense associated with the lower ARO recognized in the Business Combination in accordance with the accounting for the transaction. The $9.7 million depletion, depreciation, amortization and accretion expense recognized for the period February 14, 2024 through December 31, 2024 (Successor) primarily represents the recognition of ARO accretion for the period. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several years as production is restarted.

General and administrative expenses. General and administrative expenses were $1.7 million and $229.1 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively, or a combined $230.9 million, representing an increase of $218.1 million compared to $12.8 million for the year ended December 31, 2023 (Predecessor). The increase in general and administrative expenses was primarily attributable to general and administrative related stock-based compensation of $86.6 million following the Business Combination, the $70.0 million settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies), $17.5 million in legal expenses and professional fees related to the Business Combination, restart efforts, and other legal matters, and the recognition of salaries and wages following the Company's commencement of operations following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted.

Total other expense (income), net. Total other expense, net was $0.1 million and $290.6 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively, or a combined $290.7 million, representing an increase of $291.5 million compared to $0.8 million in other income for the year ended December 31, 2023 (Predecessor). The increase in total other expense, net was primarily attributable to an increase of $227.5 million in fair value of the warrants and $67.3 million in interest expense, partially offset by interest income of $4.2 million. The increase during the Successor period is also due to the fact that the Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax benefit. Income tax benefit was zero and less than $0.1 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively, representing an increase of less than $0.1 million compared to zero for the year ended December 31, 2023 (Predecessor). Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of future estimated taxable income. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Liquidity and Capital Resources

Overview. Our plans for restarting production, including restarting the existing wells and facilities and recommencing transportation through the Pipelines, will require significant capital expenditures in excess of current operational cash flow. Historically, SYU’s primary source of liquidity has been its operational cash flow and, since the shut-in, capital contributions from its parent. While production is in the process of being restarted and prior to generating positive cash flow from production, capital expenditure needs will be substantial and are expected to come from cash on hand. Prior to the Business Combination, Flame had approximately $62.2 million in its trust account, which consisted of proceeds from the public stockholders and the private placement investors in connection with the Company’s initial public offering, less redemptions. Sable raised $440.2 million in gross proceeds from the First PIPE Investment in connection with the Business Combination, $150.0 million in gross proceeds from the Second PIPE Investment, and approximately $183.5 million from the exercise of 15,957,820 warrants for 15,957,820 shares of Common Stock. Additionally, more than $600 million of the Purchase Price was seller-financed through a Senior Secured Term Loan with EM. Based on its current financial plan, Sable management expects production to restart in the second quarter 2025, after which its operating cash flows are expected to be sufficient to service Sable’s operating expenses and indebtedness.

Capital Requirements. Sable currently estimates remaining start-up expenses of approximately $152.0 million in order to restart production in the second quarter 2025. Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online in the second quarter 2025. After production restarts, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production or sustain production thereafter.

Going Concern

Prior to the Business Combination, EM funded the Predecessor SYU operational expenses. Since the consummation of the Business Combination, Sable has addressed near-term capital funding needs with the First PIPE Investment, the Second PIPE Investment and proceeds from the exercise of Warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises) and believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Cash Flows

The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor	Predecessor		(Decrease) Increase
(dollars in thousands)	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023	$	%
Cash flows (used in) provided by:
Operating activities	$(162,968)	$(22,474)	$(70,098)	$(115,344)	164.5%
Investing activities	(276,247)	—	—	(276,247)	—%
Financing activities	721,653	22,474	70,098	674,029	961.6%
Net change in cash and cash equivalents	$282,438	$—	$—	$282,438

Cash Flows from Operating Activities. The SYU Assets have been shut in since 2015 and therefore there has been no production and associated revenues for the comparative periods. The net cash used in operating activities for the Company was $22.5 million and $163.0 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively, or a combined $185.4 million, representing an increase of $115.3 million, or 164.5% compared to the year ended December 31, 2023 (Predecessor). The primary use of cash can be attributed to maintenance and operational readiness activities in the Predecessor and Successor periods, with additional general and administrative costs incurred post the Business Combination in the Successor period. For the period from February 14, 2024 through December 31, 2024 (Successor), we had a net loss of $617.3 million, which consists of a non-cash increase of $227.5 million in fair value of the warrants, non-cash stock-based compensation of $91.6 million, non-cash paid-in-kind interest of $66.3 million, changes in accounts payable of $54.0 million, non-cash depreciation, depletion, amortization and accretion of $9.7 million and a non-cash effect from the First Amendment to the Senior Secured Term Loan of $5.0 million. Changes in accounts payable for that period is primarily attributable to the Grey Fox Matter settlement, with $35.0 million remaining in accounts payable and accrued expenses as of December 31, 2024 (Refer to Note 2 — Significant Accounting Policies), and other vendor payables associated with the restart efforts. Future cash flow from operations will depend on our ability to bring the associated oil and gas production of the assets back online, as well as the prices of oil, NGLs and natural gas.

For the year ended December 31, 2023 (Predecessor), the $70.1 million cash used in operating activities was related to maintenance and operational readiness expenses.

Cash Flows from Investing Activities. The net cash used in investing activities for the Company was zero and $276.2 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively. The Successor investing cash flow is primarily comprised of $203.9 million paid to EM at Closing, with the remaining $72.3 million cash paid for capital expenditures associated with restart efforts.

For the year ended December 31, 2023 (Predecessor), the net cash used in investing activities for the Predecessor period was zero since the SYU Assets have been shut in since 2015, without investing activities, but has been maintained in an operation-ready state.

Cash Flows from Financing Activities. The net cash provided by financing activities for the Company was $22.5 million and $721.7 million for the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through December 31, 2024 (Successor), respectively. The Successor financing activities for the period are comprised of the aggregate $590.2 million in gross proceeds received from the First PIPE Investment and the Second PIPE Investment, less $30.6 million of capitalized transaction expenses, or approximately $559.7 million net, cash received from Warrant exercises of $183.5 million, less the deposit paid to EM for the Senior Secured Term Loan of $18.8 million, payment of debt issuance costs of $1.6 million, and repayment of Flame's non-convertible promissory notes—related parties for $1.1 million.

For the year ended December 31, 2023 (Predecessor), the net cash used in financing activities was $70.1 million. Predecessor financing activities consists of EM capital contributions financing the maintenance and operational readiness activities.

Contractual Obligations

Pursuant to the Senior Secured Term Loan, which financed most of the Purchase Price (as defined in the Senior Secured Term Loan), Sable will pay interest at ten percent (10%) per annum compounded annually, payable in arrears on January 1st of each year. At Sable’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount under the Senior Secured Term Loan. On December 13, 2024, the Company entered into the Fourth Amendment to the Sable-EM Purchase Agreement, pursuant to which the following definitions were amended. “Restart Production” was redefined as 150 days after first production, extending the maturity date of the EM Term Loan by 60 days. “Restart Failure Date” was extended an additional 60 days to March 1, 2026. In the absence of further negotiations, Restart Production must take place prior to March 1, 2026, and the Senior Secured Term Loan must be refinanced within 240 days following such first production date. Refer to Note 6 — Debt for additional disclosures regarding the Senior Secured Term Loan.

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

Off Balance Sheet Arrangements

As of December 31, 2024, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities and transportation assets. Due to the natural of such assets, the onshore midstream facilities are presented within oil and gas properties, while the transportation assets are presented within other assets on the consolidated balance sheets.

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

The SYU Assets have been shut in since 2015 due to a pipeline incident but had been maintained by EM to preserve it in an operation-ready state and thus no depletion has been recorded for the periods presented. The recognition of depletion expense will commence upon restart and related production.

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

We monitor for indicators of potential impairment throughout the year. This process is aligned with the requirements of ASC 360—Property, Plant, and Equipment and ASC 932 Extractive Activities—Oil and Gas. Asset valuation analysis, profitability reviews and other periodic control processes assist in assessing whether events or changes in circumstances indicate the carrying amounts of any of the assets may not be recoverable.

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
55

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
56

Item 8.     Financial Statements and Supplementary Data

57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Sable Offshore Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sable Offshore Corp. (the “Company”) as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), the related statements of operations, changes in stockholders’ equity (deficit) / parent net investment and cash flows for the period from February 14, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to February 13, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (Successor) and December 31, 2023 (Predecessor), and the results of its operations and its cash flows for each of the period from February 14, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to February 13, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, uncertainties related to obtaining the remaining regulatory approvals necessary to restart production, along with the timing of ongoing construction repair efforts raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
/s/ Ham, Langston & Brezina, L.L.P.
We have served as the Company’s auditor since 2024.
Houston, TX
March 17, 2025

SABLE OFFSHORE CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$300,384	$—
Restricted cash	35,388	—
Materials and supplies	15,337	16,213
Prepaid expenses and other current assets	4,166	—
Total current assets	355,275	16,213
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,194,447	4,382,289
Less: Accumulated depreciation, depletion and amortization	—	(3,693,325)
Total oil and gas properties - net	1,194,447	688,964
Other, net	33,450	6,404
Total assets	$1,583,172	$711,581

Liabilities and Stockholders’ Equity/Parent Net Investment
Accounts payable and accrued expenses	$119,753	$5,384
Due to related party, net	—	11,370
Other current liabilities	918	1,148
Total current liabilities	120,671	17,902
Warrant liabilities	126,941	—
Asset retirement obligations	99,683	349,138
Senior Secured Term Loan including paid-in-kind interest, net	833,542	—
Deferred tax liabilities	1,162	—
Other	16,988	5,520
Total liabilities	1,198,987	372,560
Commitments and Contingencies (Note 8)
Stockholders' Equity/Parent Net Investment
Parent net investment	—	339,021
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 89,310,996 issued and outstanding at December 31, 2024	8	—
Additional paid-in capital	1,082,473	—
Accumulated deficit	(698,296)	—
Total Stockholders’ Equity/Parent Net Investment	384,185	339,021
Total Liabilities and Stockholders’ Equity/Parent Net Investment	$1,583,172	$711,581

The accompanying notes are an integral part of these consolidated financial statements.

SABLE OFFSHORE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Successor	Predecessor
	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023
Revenue
Oil and gas sales	$—	$—	$—
Total revenue	—	—	—
Operating Expenses
Operations and maintenance expenses	87,877	7,320	60,693
Depletion, depreciation, amortization and accretion	9,734	2,627	21,018
General and administrative expenses	229,140	1,714	12,763
Total operating expenses	326,751	11,661	94,474
Loss from operations	(326,751)	(11,661)	(94,474)
Other expenses (income):
Change in fair value of warrant liabilities	227,454	—	—
Other (income) expense	(4,193)	128	(801)
Interest expense	67,314	—	—
Total other expense (income), net	290,575	128	(801)
Loss before income taxes	(617,326)	(11,789)	(93,673)
Income tax benefit	48	—	—
Net loss	$(617,278)	$(11,789)	$(93,673)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	67,015,860	n/a	n/a
Basic and diluted net loss per Common Stock	$(9.21)	n/a	n/a
The accompanying notes are an integral part of these consolidated financial statements.

SABLE OFFSHORE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949
Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	51,524,910	5	559,598	—	559,603
Issuance of Common Stock upon exercise of warrants	16,170,457	1	354,084	—	354,085
Issuance of Common Stock for Transportation Assets	600,000	—	15,234	—	15,234
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Shared based compensation	4,874,270	—	55,309	—	55,309
Net loss	—	—	—	(617,278)	(617,278)
BALANCE—December 31, 2024	89,310,996	$8	$1,082,473	$(698,296)	$384,185

Parent Net Investment

Predecessor:

BALANCE—January 1, 2023	$362,596
Contributions from parent	70,098
Net loss	(93,673)
BALANCE—December 31, 2023	339,021

Contributions from parent	22,474
Net loss	(11,789)
BALANCE—February 13, 2024	$349,706

The accompanying notes are an integral part of these consolidated financial statements.

SABLE OFFSHORE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Successor	Predecessor
	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(617,278)	$(11,789)	$(93,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	9,734	2,627	21,018
Stock-based compensation	91,609	—	—
Amortization of operating lease right-of-use asset	1,071	—	—
Amortization of debt issuance costs	1,012	—	—
Paid-in-kind interest	66,302	—	—
Effect of amendment to the Senior Secured Term Loan	4,957	—	—
Deferred tax benefit	(48)	—	—
Change in fair value of warrant liabilities	227,454	—	—
Changes in current assets and current liabilities, net of effect of acquisition:
Materials, supplies and other assets	1,275	5,980	2,198
Prepaid expenses	(3,025)	—	—
Accounts payable and accrued expenses	53,969	(7,922)	(4,430)
Due to related party	—	(11,370)	4,789
Net cash used in operating activities	(162,968)	(22,474)	(70,098)
Cash flows from investing activities:
Payments for capital expenditures	(72,302)	—	—
Cash paid for acquisition	(203,945)	—	—
Net cash used in investing activities	(276,247)	—	—
Cash flows from financing activities:
Capital contribution from parent	—	22,474	70,098
Private offering proceeds	590,249	—	—
Payment of equity issuance costs	(30,596)	—	—
Cash received on warrants exercised, net	183,514	—	—
Payment on Senior Secured Term Loan	(18,750)	—	—
Payment of debt issuance costs	(1,635)	—	—
Payment of non-convertible promissory notes—related parties	(1,129)	—	—
Net cash provided by financing activities	721,653	22,474	70,098
Net change in cash	282,438	—	—
Cash and cash equivalents, beginning of the period	53,334	—	—
Cash, cash equivalents and restricted cash, end of the period	$335,772	$—	$—

Supplemental Non-Cash Disclosure
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$765,018	$—	$—
Supplies and materials	16,637	—	—
Accrued liabilities	129	—	—
Deferred tax liability	1,209	—	—
Asset retirement obligations assumed	90,073	—	—
Right of use assets obtained in exchange for operating lease liabilities	4,621	—	—

Right of use assets obtained in exchange for operating lease liabilities	$13,689	$—	$—
Acquisition of transportation assets	$15,234	$—	$—
Warrant liability removed upon exercise	$170,571	$—	$—
Change in capital expenditure accrual	$62,384	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

On November 1, 2022, SOC, entered into a purchase and sale agreement (as amended, the “Sable-EM Purchase Agreement”) with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which SOC agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California (“SYU”) and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, collectively the “SYU Assets”).

On February 14, 2024 (the “Closing Date”), the Company consummated the Merger and related transactions (the “Business Combination”) contemplated by the Merger Agreement, following which Flame was renamed “Sable Offshore Corp.”. Pursuant to the terms and subject to the conditions set forth in the Sable-EM Purchase Agreement, the transactions contemplated by the Sable-EM Purchase Agreement were also consummated on February 14, 2024 (“Sable-EM Closing Date”), immediately after the Business Combination, as a result of which Sable purchased the SYU Assets, effective as of January 1, 2022. On February 15, 2024, Sable’s shares of Common Stock, par value $0.0001 per share (“Common Stock”) and warrants to purchase Common Stock at an exercise price of $11.50 per share (the “Public Warrants”) began trading on NYSE under the symbols, “SOC” and “SOC.WS,” respectively (refer to Note 3 — Acquisition for additional details).

On the Closing Date, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the "First PIPE Investment"). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee and legal fees of approximately $22.9 million was paid in full, and was recognized as an offset to the proceeds from the First PIPE Investment within Additional paid-in capital in the consolidated statement of stockholders' equity (deficit)/net parent investment as of December 31, 2024 (Successor).

On September 26, 2024, the Company issued 7,500,000 shares of Common Stock of the Company, at a price of $20.00 per share for aggregate gross proceeds of approximately $150.0 million (the “Second PIPE Investment”). The shares of Common Stock issued in the Second PIPE Investment were offered in a private placement under the Securities Act. Upon the closing of the Second PIPE Investment, an associated marketing fee and legal fees of approximately $7.8 million was paid in full, and was recognized as an offset to the proceeds from the Second PIPE Investment within Additional paid-in capital in the consolidated balance sheet and statement of stockholders' equity (deficit)/net parent investment as of December 31, 2024 (Successor).

On October 31, 2024, the Public Warrants (refer to Note 7 — Warrants) ceased trading on the New York Stock Exchange following the Company's announcement to redeem all remaining outstanding Public Warrants. During the period from February 14, 2024 through December 31, 2024 (Successor), approximately 99.8% of the Public Warrants were exercised by the holders thereof at an exercise price of $11.50 per share. As a result, holders of the Public Warrants received an aggregate 15,957,820 shares of the Company's Common Stock in exchange for $183.5 million in cash proceeds to the

Company. The remaining Public Warrants that were not exercised were redeemed by the Company for $0.01 per Public Warrant. Refer to Note 7 — Warrants for additional details regarding the warrant exercises.

On December 13, 2024, the Company entered into the Fourth Amendment to the Sable-EM Purchase Agreement, pursuant to which the following definitions were amended. “Restart Production” was redefined as 150 days after first production, extending the maturity date of the Senior Secured Term Loan by 60 days. “Restart Failure Date” was extended an additional 60 days to March 1, 2026. In the absence of further negotiations, Restart Production must take place prior to March 1, 2026, and the Senior Secured Term Loan must be refinanced within 240 days following such first production date.

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

For the purposes of the consolidated financial statements, periods on or before February 13, 2024 reflect the financial position, results of operations and cash flows of the SYU Assets (excluding the Pipelines) prior to the Business Combination, referred to herein as the “Predecessor,” and periods beginning on or after February 14, 2024 reflect the financial position, results of operations and cash flows of the Company as a result of the Business Combination, referred to herein as the “Successor”.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations since inception. As of December 31, 2024, the Successor reported unrestricted cash of $300.4 million and an accumulated deficit of $698.3 million. The Company expects to continue to incur losses until it can restart production of the SYU Assets.

Following the Closing Date and through December 31, 2024, management has addressed capital funding needs with the First PIPE Investment, the consummation of the Business Combination, the Second PIPE Investment, and proceeds from the exercise of warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises). Management believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production of the SYU Assets. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

As a result of the Business Combination, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. Since SYU was deemed to be the Predecessor entity, the historical financial statements of SYU became the historical financial statements of the combined Company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of SYU prior to the Business Combination and (ii) the consolidated results of the Company, including SYU, following the Closing Date. The accompanying financial statements include a Predecessor period, which includes the period through February 13, 2024 concurrent with the Business Combination, and a Successor period from February 14, 2024 through December 31, 2024. A black line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC"). Financial presentation in prior periods has been adjusted to conform with current period presentation.

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

The accompanying Predecessor financial statements also include a portion of indirect costs for general and administrative expenses. In addition to the allocation of indirect costs, the Predecessor financial statements reflect certain agreements executed by EM for the benefit of SYU. The allocations methodologies for significant allocated items include:

•General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data for the period from January 1, 2022 to February 13, 2024. The total amounts allocated to SYU for the period from January 1, 2024 to February 13, 2024 and the year ended December 31, 2023, which are recorded in general and administrative expenses, are $1.7 million and $12.8 million, respectively.
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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Segment Reporting

Sable is managed as one reportable segment, oil and gas. To date, the Company has not generated any oil and gas revenue as it is working to restart production associated with its oil and gas properties (refer to Note 1 — Organization, Business Operations, and Going Concern). The oil and gas segment is defined based on the way in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM"), our Chairman and Chief Executive Officer, to analyze financial performance and allocate resources. Due to the nature of the integrated SYU Assets, the overall financial and operational performance is analyzed as one operating segment. Financial information and annual operating budgets and forecasts are prepared and reviewed by the CODM at a consolidated level, making operating decisions to maximize consolidated financial results. The accounting policies of our oil and gas segment are the same as those described in our summary of significant accounting policies herein.

The CODM assesses performance for the oil and gas segment, and decides how to allocate resources in accordance with the Company’s restart efforts, based on net income (loss) that is reported in the Company's consolidated statements of operations. Net income (loss) is used to monitor budget versus actual results of the Company. The consolidated financial results are used in assessing the performance of the segment and in establishing management's compensation. The measure of segment assets is reported on the consolidated balance sheets as Total assets. The CODM uses net income (loss) generated from our oil and gas operations in determining capital allocations decisions, such as whether to reinvest profits into the SYU Assets or to utilize them for other purposes, including acquisitions.

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

Restricted Cash

The Company considers cash or cash equivalents that are legally restricted from use or withdrawal as restricted cash. In March of 2024, the Company entered into the Settlement Agreement (as defined below) in regards to the Grey Fox Matter (as defined below) (refer to Note 8 — Commitments and Contingencies for additional details regarding the Grey Fox Matter). Pursuant to the Settlement Agreement, the Company was required to deliver a letter of credit (the "Letter of Credit") in the amount of $35.0 million to the plaintiffs' counsel in the Grey Fox Matter. The Letter of Credit was issued by JPMorgan Chase Bank, N.A. (“JPMorgan”) and required the Company to enter into a cash collateral agreement (the “Collateral Agreement”) with JPMorgan on May 7, 2024. Pursuant to the Collateral Agreement, the Company deposited $35.0 million into a collateral account (the “Collateral Account”), which is pledged as collateral to JPMorgan as the issuer of the Letter of Credit. Pursuant to the terms of the Settlement Agreement, the plaintiffs' counsel in the Grey Fox Matter may draw upon the Letter of Credit at a future date upon satisfaction of certain conditions, and the funds held in the Collateral Account are legally restricted to reimburse JPMorgan for such draws, in addition to any related fees and expenses. Additionally, pursuant to the Settlement Agreement, the Company will pay interest on the $35.0 million to the Grey Fox plaintiffs at the rate earned on the Collateral Account (the "Interest Payable"); provided however that the Company is entitled to reduce the Interest Payable by the ordinary and customary expenses charged to the Company from JPMorgan as the issuer of the Letter of Credit, capped at $0.4 million (1%). On September 17, 2024, the Court approved the Settlement Agreement and the $35.0 million deposit in the Collateral Account and related Interest Payable are payable upon the final payment date, which must occur no later than June 30, 2025 (the "Final Payment Date").

Prior to the Final Payment Date, the related Interest Payable is not legally restricted and is available for the Company's use. However, the Company has adopted an accounting policy to consider interest that is both (i) earned on cash that is legally restricted in relation to a legal settlement and (ii) payable as a part of such settlement, such as the Interest Payable, restricted for presentation purposes. Accordingly, the $35.0 million deposit in the Collateral Account and the related Interest Payable are presented within the restricted cash balance presented on the Company’s consolidated balance sheet as of December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and restricted cash deposits with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. At December 31, 2024, the Company did not experience losses on this account.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 850, Related Party Disclosures (“ASC Topic 850”), requires transactions with related parties that would make a difference in decision making to be disclosed so that users of the consolidated financial statements can evaluate their significance.

During the period from January 1, 2024 through February 13, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor), there were no related party transactions, except for the management and administrative services. SYU previously received management and administrative services from EM, a portion of which was attributable to SYU. Additionally, cash that was received on behalf of SYU by EM created a receivable for SYU, while expenditures made by EM on behalf of SYU created a payable for SYU. The net receivable or payable from all cash activity attributable to SYU is reflected as Due to related party, net on the accompanying consolidated balance sheet.

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

Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities and transportation assets. Due to the nature of such assets, the onshore midstream facilities are presented within oil and gas properties, while the transportation assets are presented within other assets on the consolidated balance sheets.

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

SYU has been shut in since 2015 due to a pipeline incident but has been maintained to preserve it in an operation-ready state and thus no depreciation, depletion or amortization has been recorded by the Company since its acquisition of the SYU Assets. Depreciation, depletion, amortization, and accretion expense for oil and gas properties for the period February 14, 2024 through December 31, 2024 (Successor) consisted of asset retirement obligation related accretion expense in the amount of $9.6 million, and depreciation on other property and equipment of $0.1 million.

Depreciation, depletion, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million and $21.0 million for the period from January 1, 2024 through February 13, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor), respectively.

The Company had net capitalized costs related to oil and gas properties and related equipment of $1.2 billion as of December 31, 2024 (Successor) and $689.0 million as of December 31, 2023 (Predecessor), respectively.

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

There were no impairments recognized during the periods February 14, 2024 through December 31, 2024 (Successor), January 1, 2024 through February 13, 2024 (Predecessor), or the year ended December 31, 2023 (Predecessor).

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

	Successor	Predecessor
(in thousands)	December 31, 2024	December 31, 2023
Accounts payable	$16,806	$3,235
Accrued operations expenditures	67,909	2,149
Legal settlement payable	35,038	—
Total accounts payable and accrued liabilities	$119,753	$5,384

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

The Company accounts for its warrants as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations (Refer to Note 11 — Fair Value Measurements for additional details).

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

Parent Net Investment (Predecessor)

Parent net investment reflects the financial reporting basis of SYU’s assets and liabilities and changes due to capital contributions and losses. All cash activity of SYU for the periods presented were concentrated in accounts retained by EM. Accordingly, net cash activity attributable to SYU is reflected in contributions from parent in the accompanying consolidated financial statements in the Predecessor periods.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period.

The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Successor	Predecessor
(dollars in thousands, except per share amounts)	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023
Net loss	$(617,278)	$(11,789)	$(93,673)
Weighted average shares outstanding—Basic and diluted	67,015,860	n/a	n/a
Net loss per share—Basic and diluted	$(9.21)	n/a	n/a

Restricted shares and Warrants outstanding are anti-dilutive due to the Company's net loss position and therefore have not been included in the weighted average shares calculation for the period from February 14, 2024 through December 31, 2024 (Successor).

Recent Accounting Pronouncements

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

Note 3 — Acquisition

On the Sable-EM Closing Date, in connection with the consummation of the transactions contemplated by the Sable-EM Purchase Agreement, the Company entered into a $625.0 million five year Senior Secured Term Loan with Exxon (the “Senior Secured Term Loan”) and paid additional consideration of $203.9 million in cash to Exxon (which excludes an $18.8 million cash deposit on the Senior Secured Term Loan paid to Exxon on the Closing Date). Refer to Note 6 — Debt for additional details regarding the Senior Secured Term Loan.

The following table presents the preliminary adjusted purchase consideration (in thousands):

Consideration:
Purchase consideration as per Sable-EM Purchase Agreement	$625,000
Plus:
Paid-in-kind interest from effective date to closing*	140,018
Materials and supplies*	16,637
Cash consideration paid	203,945
Adjusted purchase consideration	$985,600
*Included in the initial principal associated with the Senior Secured Term Loan.

The acquisition of the SYU Asset's is accounted for under the scope of FASB’s ASC Topic 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, Sable was determined to be the accounting acquirer. The allocation of the purchase price included in the consolidated balance sheet as of December 31, 2024 (Successor) is based on the best estimate of management. To assist management in the allocation, the Company engaged valuation specialists.

The following table represents the allocation of the total purchase price for the acquisition of the identifiable assets acquired and the liabilities assumed at the acquisition date (in thousands):

Total consideration	$985,600

Fair value of assets acquired:
Oil and gas properties	$1,060,374
Materials and supplies	16,637
Other assets	4,621
Amount attributable to assets acquired	$1,081,632

Fair value of liabilities assumed:
Asset retirement obligations	$90,073
Other current liabilities	827
Deferred tax liability	1,209
Other long term liabilities	3,923
Amounts attributable to liabilities assumed	96,032
Net assets acquired and liabilities assumed	$985,600

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

The Company also paid transaction costs in the Successor period in connection with the acquisition and the related Business Combination totaling $49.1 million, of which $24.7 million was recognized in Selling, general, and administrative expenses in the consolidated statement of operations as of the Closing Date, $22.9 million was recognized as a charge to Additional paid-in-capital, and $1.5 million was capitalized as debt issuance costs on the consolidated balance sheet as of the Closing Date.

Note 4 — Asset Retirement Obligations

The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

	Successor	Predecessor
(in thousands)	December 31, 2024	December 31, 2023
Beginning balance	$—	$329,375
Acquisition of SYU	90,073	—
Accretion	9,610	19,763
Ending balance	$99,683	$349,138

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

Founder Reimbursement

Under the terms of the Merger Agreement, James C. Flores, the Company's Chairman and Chief Executive Officer, was entitled to reimbursement by Flame, on the Closing Date, of all of his reasonable, documented out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and the Sable-EM Purchase Agreement, in each case, that were paid as of the Closing, subject to a cap equal to $3.0 million. On the Closing Date, Mr. Flores was reimbursed $2.9 million and the associated expense is included in general and administrative expenses on the consolidated statement of operations for the period from February 14, 2024 through December 31, 2024 (Successor).

Agreement of Purchase and Sale

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

Note 6 — Debt

Senior Secured Term Loan

Sable entered into the Senior Secured Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by $16.6 million for material and supplies and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less an $18.8 million cash deposit (which was paid on the Closing Date). The proceeds of the Senior Secured Term Loan were deemed funded on the Closing Date in connection with consummation of the Sable-EM Purchase Agreement. The Senior Secured Term Loan bears interest at ten percent (10.0%) per annum (computed on a 360-day year). Unless Sable elects in writing prior to an applicable interest payment date to pay accrued but unpaid interest in cash, all such accrued and unpaid interest shall be compounded annually on January 1st of each year by adding the relevant amount to the then outstanding principal amount of the Senior Secured Term Loan ("paid-in-kind interest"). The Senior Secured Term Loan matures on the earliest to occur of (i) the five year anniversary of the applicable effective time (such effective time, 12:00:01 a.m. (Houston Time) on January 1, 2022), (ii) 90 days after Restart Production (i.e., 240 days after first production from the wells) under and as defined in the Sable-EM Purchase Agreement or (iii) acceleration of the term loan in accordance with the terms of the Senior Secured Term Loan.

The Senior Secured Term Loan dated as of the Closing Date by and among Sable, EM, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day management of our business, subject to the right of the holder of such indebtedness to approve his replacement, such approval not to be unreasonably withheld. Additionally, if we fail to restart production of the SYU Assets by March 1, 2026 (the “Restart Failure Date”), then pursuant to the Purchase and Sale Agreement dated November 1, 2022, by and among Legacy Sable, EM and MPPC relating to the Sable-EM Purchase Agreement, for 180 days thereafter, EM will have the exclusive right, but not the obligation, to require us to reassign the SYU Assets and rights to EM or its designated representative, without reimbursing us for any of our costs or expenditures (the “Reassignment Option”). If we have acquired any additional rights or assets or have developed additional improvements related to the SYU Assets, records or benefits, on EM’s request we also would be required to assign and deliver those additional rights, assets, improvements, records or benefits to EM without being reimbursed for any of our additional costs or expenses. If we are unable to restart production of the SYU Assets by the Restart Failure Date and EM exercises its Reassignment Option, EM will become the owner of substantially all of our business and we may be forced to wind-down our operations. Our ability to restart production of the SYU Assets is subject to several risks, and there is no assurance that we will be able to restart production of the SYU Assets by the Restart Failure Date.

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

On September 6, 2024 (the "Amendment Closing Date"), the Company entered into an amendment to the Senior Secured Term Loan (the "First Amendment"), pursuant to which, approximately $4.6 million of additional principal (the "Additional Principal") was added to the outstanding principal amount of the Senior Secured Term Loan related to the termination of a vendor contract related to the SYU Assets that was not a liability assumed in the Business Combination. In accordance with the terms of the First Amendment, the Additional Principal shall be deemed to have accrued interest as if such amount has been added to the outstanding principal amount of the Senior Secured Term Loan, on January 1, 2024 (the "Amendment Effective Date"). The Additional Principal and $0.4 million associated paid-in-kind interest accrued for the period from the Amendment Effective Date through the Amendment Closing Date (collectively, the "Effective Additional Principal") was added to the outstanding principal amount of the Senior Secured Term Loan on the Amendment Closing Date and was accounted for as an exit cost under the scope of ASC 420. As a result, the Effective Additional Principal is included within Other expense on the Company's consolidated statement of operations for the period from February 14, 2024 through December 31, 2024 (Successor).

Long-Term Debt as of December 31, 2024 (Successor) consisted of the following:

(in thousands)
Senior Secured Term Loan, including paid-in-kind interest	$834,165
Less: Debt issuance costs, net	(623)
Total long-term debt, net	$833,542

For the period from February 14, 2024 through December 31, 2024 (Successor), the Company incurred interest expense of $67.3 million, which is included as interest expense on the consolidated statement of operations and the paid-in-kind interest is accrued and included in the Senior Secured Term Loan on the consolidated balance sheet as of December 31, 2024 (Successor). For the period from February 14, 2024 through December 31, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately 10.0%.

Note 7 — Warrants

The table below reflects outstanding warrants as of December 31, 2024 (Successor):

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants at February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370
Transferred	1,609,564	(1,609,564)	—	—
Exercised	(15,957,820)	(459,744)	—	(16,417,564)
Redemptions	(26,715)	—	—	(26,715)
Outstanding Warrants at December 31, 2024	—	5,680,692	3,306,370	8,987,062

Public Warrants

As described in Note 1 — Organization, Business Operations, and Going Concern, all of the Public Warrants were either exercised or redeemed during the period from February 14, 2024 through December 31, 2024 (Successor). The Public Warrants were only exercisable for a whole number of shares prior to their redemption and no fractional shares were issued upon exercise of the Public Warrants. The Public Warrants became exercisable 30 days after the completion of the Business Combination.

Redemption of Warrants For Cash—Prior to the Redemption Date (defined below), the Company was able to redeem the outstanding Public Warrants for cash:

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

On October 3, 2024, the conditions under which the Public Warrants could be redeemed for cash were satisfied and the Company announced that it would redeem all of the Public Warrants that remained outstanding after 5:00 p.m. New York City time on November 4, 2024 (the "Redemption Date"), for a redemption price of $0.01 per warrant (the "Redemption").

During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 15,957,820 Public Warrants for 15,957,820 shares of Common Stock resulting in approximately $183.5 million in cash proceeds to the Company. The remaining 26,715 Public Warrants that were not exercised by the Redemption Date were redeemed by the Company for cash. Prior to their exercise/redemption, the Public Warrants were accounted for as a derivative liability and carried on the consolidated balance sheets at fair value. Upon exercise, the fair value of the derivative liability was reclassified to stockholders' equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”).

Private Placement Warrants and Working Capital Warrants

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a Private Placement Warrant or Working Capital Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a share of Common Stock upon exercise of a warrant unless the share of Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

On the Closing Date, the Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common Stock issuable upon exercise of the warrants, which the SEC declared effective on May 10, 2024. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the exercise or expiration of the warrants in accordance with the provisions of the warrant agreement. In addition, if the shares of Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Private Placement Warrants or Working Capital Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Private Placement Warrants, the Working Capital Warrants, and the shares of Common Stock issuable upon the exercise of such warrants were not transferable, assignable or salable until 30 days after the Closing Date, subject to certain limited exceptions, and are entitled to registration rights. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants or Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, such warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In the event that the holder of a Private Placement Warrant or a Working Capital Warrant elect to exercise on a cashless basis, each holder would pay the exercise price by surrendering the warrants for that number of shares of Common Stock equal to (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied by the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the volume weighted average price of the shares of Common Stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. Additionally, in no event will the Company be required to net cash settle the Private Warrants or Working Capital Warrants upon exercise.

During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 459,744 Private Placement Warrants on a cashless basis for 212,637 shares of Common Stock. These exercises were accounted for in accordance with ASC Topic 480 in the same manner as exercises of Public Warrants described above.

The Private Placement Warrants and Working Capital Warrants that remain outstanding at December 31, 2024 (Successor) are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor's consolidated statement of operations (refer to Note 11 — Fair Value Measurements).

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

Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members are obligated to, among other things, (a) release Sable, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with Sable and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate them thereafter, including obtaining all necessary regulatory approvals, consistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No. 2:20-cv-02415 (United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) Sable has agreed to among other things, (a) pay $35.0 million into an interest-bearing non-reversionary Qualified Settlement Fund, and (b) deliver to class counsel an irrevocable direct pay letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35.0 million to secure Sable’s obligation to make certain payments under the Settlement Agreement. The Company expensed $70.0 million upon the effectiveness of the Settlement Agreement, which is included in General and administrative expenses on the consolidated statement of operations for the period from February 14, 2024 through December 31, 2024 (Successor). Following the effectiveness of the Settlement Agreement, the Company offset $0.4 million of Interest Payable with ordinary and customary expenses charged to the Company from JPMorgan as the issuer of the Letter of Credit, resulting in less than $0.1 million expense for the period from February 14, 2024 through December 31, 2024 (Successor) (refer to discussion of restricted cash in Note 2 — Significant Accounting Policies for additional details regarding the Interest Payable and the Letter of Credit).

On May 1, 2024, the United States District Court for the Central District of California entered an order granting preliminary approval of the Settlement Agreement, and thus, on May 9, 2024, the Company made the initial $35.0 million payment into the Qualified Settlement Fund and delivered the $35.0 million Letter of Credit to plaintiffs' counsel. On September 17, 2024, the Court approved the Settlement Agreement in full.

Zaca Preserve Matter
On October 3, 2024, plaintiff Zaca Preserve LLC filed a California state court complaint against Sable, its subsidiary PPC, Plains All American Pipeline LP, and Plains Pipeline LP. The case is captioned 24CV05483 and is pending in Santa Barbara Superior Court, Anacapa Division. The plaintiff filed a First Amended Complaint on December 12, 2024, and served the complaint on Sable and PPC on December 18, 2024.
The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to restart pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. Sable and PPC intend to defend the case vigorously.
BSEE Matter
On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; BSEE; and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (“the Court”) (Case No. 2:24-cv-05459). Sable was not named as a party to the case, but on December 3, 2024, the Court granted Sable’s motion to intervene as a defendant to become a party to the lawsuit, and Sable vigorously contests the plaintiffs’ allegations. On January 29, 2025, the Court granted plaintiffs’ request to supplement and amend their complaint. In the amended complaint, plaintiffs allege that BSEE: violated NEPA, OCSLA, and the APA in November 2023 by approving an extension to resume operations associated with the 16 oil and gas leases Sable holds in the SYU in federal waters offshore of California in the Santa Barbara Channel; and violated NEPA and the APA in September 2024 by approving applications for permits to modify for well reworking operations and by failing to conduct supplemental environmental analysis for oil and gas development and production in the SYU. The complaint asks for the Court: to issue an order finding that BSEE violated NEPA, OCSLA and the APA; to vacate and remand the extension and the applications for permits to modify; order BSEE to complete NEPA analysis by a date certain; to prohibit BSEE from authorizing further extensions, applications for permits to modify, or any other authorizations for restarting production until it complies with NEPA, OCSLA and the APA; and for an award of costs and attorneys’ fees.
On December 20, 2024, the U.S. Department of Justice (in its capacity as counsel for the BSEE) filed a motion for voluntary remand without vacatur of BSEE’s November 2023 extension. Sable believes that the government’s prior extensions to resume operations were both appropriate and authorized. Moreover, under the government’s proposed remand, Sable’s operations on the SYU remain unaffected.

Note 9 — Stockholders' Equity (Successor)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2024 (Successor) there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. At December 31, 2024 (Successor) there were 89,310,996 shares issued and outstanding.

The following summarizes the shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
First PIPE Investment	44,024,910
Total shares outstanding at close	60,166,269
Note: Table excludes Public Warrants, Private Placement Warrants, Working Capital Warrants convertible into Common Stock, and 4,874,270 shares of restricted stock awards that were granted under the Company's Incentive Plan after the Closing but have not yet vested.

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

As discussed in Note 1 — Organization, Business Operations, and Going Concern, on September 26, 2024, the Company issued 7,500,000 shares of Common Stock for $150.0 million in gross proceeds in connection with the Second PIPE Investment. Upon the closing of the Second PIPE Investment, an associated marketing and legal fees of approximately $7.8 million was paid in full, and was recognized as an offset to the proceeds from the Second PIPE Investment within Additional paid-in capital in the consolidated balance sheet and statement of stockholders' equity (deficit)/net parent investment as of December 31, 2024 (Successor).

As discussed in Note 5 — Related Party Transactions, on October 3, 2024, the Company purchased transportation assets and related equipment in exchange for 600,000 shares of the Company's Common Stock, valued at $15.2 million.

During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 15,957,820 Public Warrants for 15,957,820 shares of Common Stock resulting in approximately $183.5 million in cash proceeds to the Company. Additionally, 459,744 Private Placement Warrants were exercised on a cashless exercise basis for 212,637 shares of Common Stock. Refer to Note 7 — Warrants for further discussion of warrant related activities.

Note 10 — Stock-Based Compensation

On February 12, 2024, the Company’s stockholders approved a stock-based compensation plan (the "Incentive Plan") to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The Predecessor had no equity compensation plans or outstanding equity awards specific to the SYU Assets. The total stock-based compensation expense is included on the consolidated statements of operations based upon the job function of the employees receiving the grants as follows (in thousands):

Successor
February 14, 2024—December 31, 2024
Operations and maintenance expenses	$5,045
General and administrative expenses	86,564
Total	$91,609

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

During March 2024, the Plan Administrator authorized the grant of 158,334 shares of restricted Common Stock in the aggregate to the independent members of the Board for their contributions towards closing the Business Combination and for their service on the Board. These restricted shares vest 12 months from the grant date.

Additionally, 2,115,936 shares of restricted Common Stock, net of forfeitures, were granted to employees of the Company following the closing of the Business Combination through December 31, 2024. These restricted shares vest on the earlier of (i) the restart of production from the SYU Assets or (ii) three years after the Closing Date. All of the executive officer awards, the awards granted to the members of the Board, and the awards granted to employees of the Company following the closing of the Business Combination are restricted stock awards to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. Forfeitures are recognized as they occur.

As of December 31, 2024 (Successor), 10,747,299 share-based awards were authorized and available for grant under the Successor's Incentive Plan. The following table summarizes restricted stock award activity for the period February 14, 2024 through December 31, 2024 (Successor):

	Successor
	February 14, 2024—December 31, 2024
		Weighted-average grant date fair value
	Shares
Non-vested, beginning of the period	—	$—
Granted	4,875,270	$11.99
Vested	—	—
Forfeited	(1,000)	10.97
Non-vested, end of the period	4,874,270	$11.99

The unrecognized stock-based compensation expense associated with the unvested restricted stock awards at December 31, 2024 (Successor) was $6.9 million, which is to be recognized over the weighted average remaining life of approximately three months.

Merger Consideration

Pursuant to the Merger Agreement, on the Closing Date and contemporaneously with the completion of the transactions contemplated under the Sable-EM Purchase Agreement, as previously noted Holdco merged with and into Flame, with Flame as the surviving company, and immediately thereafter, Sable merged with and into Flame, with Flame as the surviving company. The aggregate consideration received by holders of limited liability company membership interests in Holdco designated as Class A shares immediately prior to the Holdco Merger Effective Time was 3,000,000 shares of Flame Class A Common Stock. Share-based compensation expense of $36.3 million was recognized associated with the issuance of the 3,000,000 shares in General and administrative expenses on the consolidated statement of operations for the period from February 14, 2024 through December 31, 2024 (Successor). The Merger Consideration Shares are subject to a three-year lock-up provision.

Founders Shares

In the periods prior to the Business Combination, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Executive Vice President and Chief Financial Officer, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. As such, the Company recognized $3.7 million in stock-based compensation expense upon the completion of the Business Combination, which is included in the General and administrative expenses on the consolidated statement of operations for the period from February 14, 2024 through December 31, 2024 (Successor).

Note 11 — Fair Value Measurements

Certain of the Company's financial assets and liabilities are reported at fair value on the consolidated balance sheet (Successor). An established fair value hierarchy prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 (Successor), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(dollars in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair value as of February 14, 2024 (Successor)	$39,962	$761,401	$19,813	$—	$821,176
Additions	—	72,141	—	10,283	82,424
Transfer in (out) of Level 3	21,054	—	(21,054)	—	—
Liabilities removed due to warrant exercises	(166,357)	—	(4,214)	—	(170,571)
Change in valuation inputs or other assumptions	105,341	—	84,718	37,395	227,454
Fair value as of December 31, 2024 (Successor)	$—	$833,542	$79,263	$47,678	$960,483

During the period from February 14, 2024 through December 31, 2024 (Successor), 1,609,564 Private Placement Warrants ceased to be held by the initial purchasers or their permitted transferees and therefore became redeemable by the Company and exercisable by the holders of such warrants on the same basis as the Public Warrants. As a result, $21.1 million was transferred out of Level 3 and into Level 1 in the fair value hierarchy during the period from February 14, 2024 through December 31, 2024 (Successor). There were no other transfers in or out of Level 2 or Level 3 from other levels in the fair value hierarchy during the period from February 14, 2024 through December 31, 2024 (Successor).

There were no financial assets or liabilities accounted for at fair value on a recurring basis in the Predecessor financial statements as of December 31, 2023 (Predecessor) or for the period from January 1, 2024 to February 13, 2024 (Predecessor) and the year ended December 31, 2023 (Predecessor).

Investments Held in Money Market Accounts

As of December 31, 2024 (Successor), investments in the Company's money market accounts consisted of $300.5 million in demand deposit accounts (and are therefore not reflected in the table above).

Accounts Payable and Accrued Expenses

The carrying values of accounts payable and accrued expenses are considered to be representative of their respective fair values due to the short-term maturities of those instruments (and are therefore not reflected in the table above).

Senior Secured Term Loan

As of December 31, 2024 (Successor), the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.

Warrant Liabilities

Prior to the Redemption, the Public Warrants were measured at the observable quoted price in active markets. Refer to Note 7 — Warrants for details regarding the Warrant exercises and redemptions for the period from February 14, 2024 through December 31, 2024 (Successor). The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company's consolidated statement of operations for the period from February 14, 2024 through December 31, 2024 (Successor).

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

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of December 31, 2024 (Successor).

Inputs	December 31, 2024 (Successor)
Stock price	$22.90
Strike price	$11.50
Term (in years)	1.15
Volatility	60.0%
Risk-free rate	4.09%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of December 31, 2024 (Successor).

Inputs	December 31, 2024 (Successor)
Stock price	$22.90
Strike price	$11.50
Term (in years)	4.12
Volatility	45.0%
Risk-free rate	4.24%
Dividend yield	0.00%

Note 12 — Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance.

Income taxes were not allocated to the Predecessor as the seller did not file a consolidated tax return and was not a taxable legal entity.

The components of the deferred income taxes were as follows:

Successor
December 31, 2024
Deferred tax asset
Net operating loss	$48,155
Net oil & gas acquisition, exploration and other development costs	17,800
Stock-based compensation	5,221
Start-up/organization costs	6,036
Total deferred tax assets	77,212
Valuation allowance	(76,327)
Deferred tax assets, net of allowance	885
Total deferred tax liabilities	2,047
Net deferred tax liabilities	$1,162

The components of the income tax benefit were as follows:

Successor
February 14, 2024—December 31, 2024
Current
Federal	$—
State	—
Deferred
Federal	(62,730)
State[1]	(99)
Change in valuation allowance	62,781
Income tax benefit	$(48)
[1]Net of federal benefit and state valuation allowance.

As of December 31, 2024 (Successor), the Company had $195.6 million U.S. federal net operating loss carryovers available to offset future taxable income. The Company had $184.8 million of California net operating loss carryovers available to offset future taxable income beginning in 2027 and are subject to expiration in 2047. Under the Tax Cuts and Jobs Act (“TCJA”), federal NOLs generated after 2017 will be carried forward indefinitely but are limited to an 80% deduction of taxable income. In June 2024, California’s Governor signed into law AB 167 suspending California NOL utilization for taxpayers with more than $1 million of taxable income, effective for tax years 2024, 2025, and 2026. AB 167 includes an extended carryover period for suspended NOLs that would have been utilized if not for AB 167.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the periods presented is as follows:

	Successor
	February 14, 2024—December 31, 2024
(in thousands)	Amount	Percentage
Income tax at statutory rate	$(129,638)	21.0%
Change in federal valuation allowance	62,781	(10.2)%
Change in fair value of warrants	47,765	(7.7)%
Non-cash compensation permanent differences	14,683	(2.4)%
Non-deductible expenses & other	4,460	(0.7)%
State income tax, net	(99)	0.0%
Income tax benefit	$(48)	0.0%

There were no unrecognized tax benefits as of December 31, 2024 (Successor). Interest and penalties for the years ended December 31, 2024, were not material. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company files income tax returns in the U.S. federal and state of California, Texas and Louisiana jurisdictions. The Company is not currently under examination in any jurisdiction. The Company's tax returns for the years ended December 31, 2024, 2023 and 2022, remain open and subject to examination.

Note 13 - Leases

Right-of-use assets and lease liabilities are established on the consolidated balance sheet for leases with an expected term greater than one year by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. Generally, assets are leased only for a portion of their useful lives and are accounted for as operating leases. Our leased assets primarily consist of office space and additionally include facilities, land sites, vessels, and equipment used in the operation of the SYU Assets. All of our leases are classified as operating leases.
The following table shows the classification and location of our right-of-use assets and lease liabilities on our consolidated balance sheets:

		Successor	Predecessor
(in thousands)	Consolidated Balance Sheets Location	December 31, 2024	December 31, 2023
Right-of-use assets - operating	Other, net	$17,239	$6,404
Total right-of-use assets		$17,239	$6,404

Current operating lease liabilities	Other current liabilities	$918	$1,148
Non-current operating lease liabilities	Other	16,988	5,323
Total lease liabilities		$17,906	$6,471

The lease costs are classified by the function of the right-of-use asset. Our short term lease costs related to exploration and development activities are initially included in the Oil and Gas properties line on the consolidated balance sheets and subsequently accounted for in accordance with the ASC 932 Extractive Industries—Oil and Gas Topic. The remaining lease costs are included in our consolidated statements of operations as either Operations and maintenance expenses or General and administrative expenses based on the function of the right-of-use asset.

The following table shows the classification and location of our lease costs on our consolidated statements of operations:

	Successor	Predecessor	Predecessor
(in thousands)	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023
Operating lease costs	$2,081	$173	$1,187
Variable lease costs	121	—	—
Short-term lease costs	2,543	—	—
Total lease costs	$4,745	$173	$1,187

The following table shows the weighted-average remaining lease term and weighted-average discount rate for our operating leases:

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	14.1	7.0
Weighted-average discount rate (percent)	10.3%	0.7%

Future annual minimum lease payments for operating leases as of December 31, 2024 (Successor), are as follows (in thousands):

Years Ending December 31,	Operating Leases
2025(1)	$(742)
2026	1,924
2027	3,219
2028	1,587
2029	2,621
Thereafter	34,733
Total lease payments	43,342
Less: discount to present value	(25,436)
Present value of lease liabilities	$17,906
(1)The Company estimates the timing of when certain lease incentives will be received. Such estimates result in the funds being received during the year ending December 31, 2025, outweighing the minimum lease payments during such year.

The Company has generated sublease income from facilities for which it acts as lessor. Variable lease costs represent costs incurred above the contractual minimum payments. The following table includes other quantitative information for our operating leases:

	Successor	Predecessor	Predecessor
(in thousands)	February 14, 2024—December 31, 2024	January 1, 2024—February 13, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$1,380	$126	$1,182
Sublease income	$196	$103	$599

Note 14 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company, other than as previously described herein, or listed below, did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of December 31, 2024. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.
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

Item 9B.     Other Information
During the twelve months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2024.
Information about our Executive Officers
The following chart names each of the Company's executive officers and their ages and positions at February 13, 2025. Also included below is biographical information relating to each of the Company's executive officers. Each of the executive officers is elected by and serves at the pleasure of the board of directors.

Name	Age	Position
James C. Flores	65	Chairman and Chief Executive Officer
J. Caldwell Flores	32	President
Gregory D. Patrinely	39	Executive Vice President and Chief Financial Officer
Doss R. Bourgeois	67	Executive Vice President and Chief Operating Officer
Anthony C. Duenner	65	Executive Vice President, General Counsel and Secretary
James C. Flores, 65, has been our Chairman and Chief Executive officer since February 2024. Prior to that, Mr. Flores served as Flame’s co-founder, Chief Executive officer and Chairman of its board of directors from its inception to February 2024. From its inception to March 3, 2023, he also served as Flame’s President. From May 2017 until February 2021, Mr. Flores served as President, Chief Executive Officer and Chairman of Sable Permian Resources, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Sable Permian Resources filed a voluntary petition for bankruptcy on June 25, 2020 and emerged from bankruptcy on February 1, 2021. Prior to Sable Permian Resources, Mr. Flores served as Vice Chairman of Freeport-McMoRan, Inc. and CEO of Freeport-McMoRan Oil & Gas, a wholly owned subsidiary of Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, from June 2013 until April 2016. From 2001 until 2013, Mr. Flores was the Chairman, CEO and President of Plains Exploration & Production Company and Chairman and CEO of Plains Resources Inc. From 1994 until 2000, Mr. Flores was also the Chairman and CEO of Flores & Rucks, Inc. which, after several acquisitions, was later renamed Ocean Energy Inc. prior to its sale to Devon Energy Corporation. Since 1982, Mr. Flores has had an extensive career in the oil and gas industry in the roles of Chairman, Chief Executive Officer, and President of four public and one private oil & gas exploration and production companies. He is a member of the National Petroleum Council, serves as Trustee for the Baylor College of Medicine and is a Director for the Waterfowl Research Foundation. He was recognized as Executive of the Year in 2004 in Oil and Gas Investor magazine. Mr. Flores received a B.S. degree in corporate finance and petroleum land management from Louisiana State University. We believe Mr. Flores is qualified to serve on our board of directors due to his more than 35 years in the oil and gas industry, including as Chief Executive Officer of several public companies. Mr. Flores is the father of J. Caldwell Flores, who is the President of Sable.
J. Caldwell Flores, 32, has been our President since February 2024. Prior to that, Mr. Flores served as Flame’s President from March 2023 to February 2024. Previously, he served as Flame’s Vice President from March 1, 2021 to March 3, 2023. Mr. Flores has also served as President of Sable Offshore Corp. since September 2021 and as President of Sable Minerals, Inc., a Houston-based private oil and gas company, overseeing the daily operations and administration, as well as providing investment analysis for the firm since January 2015. Prior to assuming the role of President of Sable Minerals, Inc., Mr. Flores was a Senior Associate for Sable Permian Resources, LLC, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities from February 2018 until February 2021. Prior to that time, Mr. Flores served as Operations Manager for Sable Minerals, Inc. from 2015 through 2017. Mr. Flores attended the University of Houston where he graduated with a Bachelor of Science in Business Administration. Mr. Flores is the son of James C. Flores, who is the Chairman and Chief Executive Officer of Sable.
Gregory D. Patrinely, 39, has been our Executive Vice President and Chief Financial Officer since February 2024. Prior to that, Mr. Patrinely served as Flame’s Chief Financial Officer from its inception to February 2024. Since March 3, 2023, he has also served as Flame’s Executive Vice President. From its inception to March 3, 2023, he also served as Flame’s Secretary. From June 2018 until February 2021, Mr. Patrinely served as Executive Vice President and Chief Financial Officer of Sable Permian Resources, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Sable Permian Resources filed a voluntary petition for bankruptcy on June 25, 2020 and emerged from bankruptcy on February 1, 2021.
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
Doss R. Bourgeois, 66, has been our Executive Vice President and Chief Operating Officer since February 2024. Prior to that, Mr. Bourgeois served as Flame’s Executive Vice President and Chief Operating Officer from March 3, 2023 to February 2024. He has also served as Executive Vice President and Chief Operating Officer of Sable Offshore Corp. since September 2021. He served as Executive Vice President of Sable Permian Resources, LLC from May 2017 until February 2021. Mr. Bourgeois served as President and Chief Operating Officer of Freeport-McMoRan Oil & Gas (“FM O&G”) from July 2015 until April 2016. Mr. Bourgeois served as Executive Vice President, Exploration and Production of FM O&G from June 2013 until July 2015. He previously served as Executive Vice President, Exploration and Production of FM O&G’s predecessor, Plains Exploration & Production Company (“PXP”) from June 2006 until PXP merged into Freeport-McMoRan Copper & Gold in May 2013. Mr. Bourgeois also served as PXP’s Vice President of Development from April 2006 to June 2006 and as PXP’s Vice President—Eastern Development Unit from May 2003 to April 2006. Prior to that time, Mr. Bourgeois was Vice President at Ocean Energy, Inc. from August 1993 to May 2003. He also served in various production engineering and drilling engineering roles for Consolidated Natural Gas Producing Company from August 1983 to August 1993 and for Mobil Oil Company from December 1980 to August 1983. Mr. Bourgeois is a graduate of Louisiana State University with a Bachelor of Science degree in Petroleum Engineering.
Anthony C. Duenner, 65, has been our Executive Vice President, General Counsel and Secretary since February 2024. Prior to that, he served as Flame’s Executive Vice President, General Counsel and Secretary from March 3, 2023 to February 2024. Previously, he served as Flame’s Vice President from March 1, 2021 to March 3, 2023. Mr. Duenner has also served as Executive Vice President, General Counsel & Secretary of Sable Offshore Corp. since September 2021. Mr. Duenner has over 35 years of diverse legal and commercial energy experience. From May 2017 until February 2021, Mr. Duenner served as Vice President, Corporate Development of Sable Permian Resources, LLC, which engaged in the acquisition, consolidation and optimization of oil and gas upstream opportunities. Prior to Sable Permian Resources, LLC, from June 2013 to April 2017, Mr. Duenner was Vice President—International & New Ventures for Freeport-McMoRan Oil & Gas (“FM O&G”), a wholly owned subsidiary of Freeport-McMoRan Inc., where he had responsibility for the company’s international commercial activities as well as new ventures and partnerships. He previously served as Vice President – International & New Ventures of FM O&G’s predecessor, Plains Exploration & Production Company (“PXP”) from May 2005 until PXP merged into Freeport-McMoRan Copper & Gold in May 2013. While with PXP, Mr. Duenner also served as the company’s Assistant General Counsel from May 2005 until November 2007.
Mr. Duenner also served as the company’s Assistant General Counsel from May 2005 until November 2007. Prior to that time, Mr. Duenner was Vice President, Corporate Development for integrated energy company Entergy Corp., where he led corporate development activities for Entergy and its subsidiaries from 2004 to 2005. Prior to Entergy, from 1998 to 2004, Mr. Duenner served in various project development and wholesale origination functions within Enron International and its successor Prisma Energy International. Previously, Mr. Duenner was in the private practice of law with Bracewell LLP in Houston (Partner from 1994 to 1997 and Associate from 1988 to 1994) and with Morgan Lewis in Washington, D.C. (Associate from 1986 to 1988). Mr. Duenner attended the University of Oklahoma and received a Bachelor of Science in Finance and a Juris Doctor degree from the University of Tulsa.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. Any amendments to or waivers from the code of business conduct and ethics will be disclosed on our website. The Company has made the Code of Business Conduct and Ethics available on our website under the “Governance—Governance Documents” section at www.sableoffshore.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the New York Stock Exchange. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2024.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2024.
Item 14.     Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2024.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this annual report:
(1)Financial Statements
(2)Financial Statement Schedules: All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(3)Exhibits
We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.
(b)    The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporate by Reference
				Filing
No.	Description of Exhibit	Form	Exhibit	Date

2.1†	Agreement and Plan of Merger, dated as of November 2, 2022, by and among Flame Acquisition Corp., Sable Offshore Corp. and Sable Offshore Holdings LLC as amended by the First Amendment to Agreement and Plan of Merger, dated as of December 22, 2022 and the Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2024.	8-K	2.1	2/14/24

2.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

4.1	Specimen Common Stock Certificate.	S-1	4.2	7/2/20

4.2	Specimen Warrant Certificate.	S-1	4.3	7/2/20

4.3	Warrant Agreement, dated February 24, 2021, between the Company and American Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	3/2/21

4.4	Description of registered securities.	10-K	4.4	3/28/24

10.1	Form of Subscription Agreement	8-K	10.1	9/24/24

10.2	Form of Indemnity.	8-K	10.33	2/14/24

10.3	Form of Holdco PIPE Subscription Agreement Amendment.	8-K	10.1	1/16/24

10.4	Form of Additional Holdco PIPE Subscription Agreement.	8-K	10.2	1/16/24

10.5	Form of Flame PIPE Subscription Agreement.	8-K	10.3	1/16/24

10.6	Sable Offshore Corp. 2023 Incentive Award Plan.	8-K	10.32	2/14/24

10.7^	Senior Secured Term Loan Agreement, dated as of February 14, 2024, by and among the Company, Exxon Mobil Corporation and Alter Domus Products Corp.	8-K	10.1	2/14/24

10.8	First Amendment to Senior Secured Term Loan Agreement, dated as of September 6, 2024.	10-Q	10.1	11/14/24

10.9	Registration Rights Agreement, dated as of February 14 2024, by and among the Company and the undersigned party listed under Holder on the signature page thereto.	8-K	10.31	2/14/24

10.10^	Purchase and Sale Agreement between Exxon Mobil Corporation, Mobil Pacific Pipeline Company and Sable Offshore Corp., dated as of November 1, 2022, as amended by the First Amendment to Purchase and Sale Agreement, dated as of June 13, 2023 and the Second Amendment to Purchase and Sale Agreement, dated as of December 15, 2023.	8-K	10.27	2/14/24

10.11*	Third Amendment to Purchase and Sale Agreement between Exxon Mobil Corporation, Mobil Pacific Pipeline Company and Sable Offshore Corp., dated as of March 11, 2024.	—	—	—

10.12*	Fourth Amendment to Purchase and Sale Agreement between Exxon Mobil Corporation, Mobil Pacific Pipeline Company and Sable Offshore Corp., dated as of March 11, 2024.	—	—	—

10.13#	Employment Agreement by and between Sable Offshore Corp. and James C. Flores	10-K	10.39	2/14/24

10.14#	Employment Agreement by and between Sable Offshore Corp. and Gregory Patrinely	10-K	10.40	2/14/24

10.15#	Employment Agreement by and between Sable Offshore Corp. and J. Caldwell Flores	10-K	10.41	2/14/24

10.16#	Employment Agreement by and between Sable Offshore Corp. and Doss R. Bourgeois	10-K	10.42	2/14/24

10.17#	Employment Agreement by and between Sable Offshore Corp. and Anthony C. Duenner	10-K	10.43	2/14/24

19.1*	Insider Trading Policy	—	—	—

21.1	Subsidiaries of the Company.	8-K	21.1	2/14/24

23.1*	Consent of Ham, Langston & Brezina, L.L.P.	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

97.1	Sable Offshore Corp. Policy for Recovery of Erroneously Awarded Compensation.	10-K	97.1	3/28/24

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished
#	Indicates a management contract or compensatory plan.
†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
^	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: March 17, 2025	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ James C. Flores	Chairman and Chief Executive Officer (Principal Executive Officer)	March 17, 2025
James C. Flores

/s/ Gregory D. Patrinely	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
Gregory D. Patrinely

/s/ Michael E. Dillard	Director	March 17, 2025
Michael E. Dillard

/s/ Gregory P. Pipkin	Director	March 17, 2025
Gregory P. Pipkin

/s/ Christopher B. Sarofim	Director	March 17, 2025
Christopher B. Sarofim