Form 10-Q
period 2025-03-31
Sable Offshore Corp.
filed 2025-05-09
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File No. 001-40111
__________________________

SABLE OFFSHORE CORP.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	85-3514078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

845 Texas Avenue, Suite 2920 Houston, TX 77002	77002
(Address of principal executive offices)	(Zip Code)

(713) 579-6161
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SOC	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2025 there were 89,413,358 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except par values)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$188,987	$300,384
Restricted cash	35,510	35,388
Materials and supplies	15,080	15,337
Prepaid expenses and other current assets	5,492	4,166
Total current assets	245,069	355,275
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,282,636	1,194,447
Less: Accumulated depreciation, depletion and amortization	—	—
Total oil and gas properties - net	1,282,636	1,194,447
Other, net	34,487	33,450
Total assets	$1,562,192	$1,583,172

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$145,902	$119,753
Other current liabilities	1,027	918
Total current liabilities	146,929	120,671
Warrant liabilities	148,236	126,941
Asset retirement obligations	102,519	99,683
Senior Secured Term Loan including paid-in-kind interest, net	854,552	833,542
Deferred tax liabilities	12,045	1,162
Other	17,205	16,988
Total liabilities	1,281,486	1,198,987
Commitments and Contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 89,338,358 and 89,310,996 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	1,088,538	1,082,473
Accumulated deficit	(807,840)	(698,296)
Total Stockholders’ Equity	280,706	384,185
Total Liabilities and Stockholders’ Equity	$1,562,192	$1,583,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2025	February 14, 2024—March 31, 2024	January 1, 2024—February 13, 2024
Revenue
Oil and gas sales	$—	$—	$—
Total revenue	—	—	—
Operating Expenses
Operations and maintenance expenses	34,443	7,318	7,320
Depletion, depreciation, amortization and accretion	3,021	1,377	2,627
General and administrative expenses	22,332	150,448	1,714
Total operating expenses	59,796	159,143	11,661
Loss from operations	(59,796)	(159,143)	(11,661)
Other expenses (income):
Change in fair value of warrant liabilities	21,295	(1,763)	—
Other (income) expense	(3,440)	(499)	128
Interest expense	21,010	9,801	—
Total other expense (income), net	38,865	7,539	128
Loss before income taxes	(98,661)	(166,682)	(11,789)
Income tax expense	10,883	13,423	—
Net loss	$(109,544)	$(180,105)	$(11,789)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	84,436,726	60,166,269	n/a
Basic and diluted net loss per Common Stock	$(1.30)	$(2.99)	n/a
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—January 1, 2025	89,310,996	$8	$1,082,473	$(698,296)	$384,185
Share based compensation	27,362	—	6,065	—	6,065
Net loss	—	—	—	(109,544)	(109,544)
BALANCE—March 31, 2025	89,338,358	$8	$1,088,538	$(807,840)	$280,706

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949
Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	44,024,910	4	417,367	—	417,371
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Share based compensation	2,758,334	—	10,080	—	10,080
Net loss	—	—	—	(180,105)	(180,105)
BALANCE—March 31, 2024	62,924,603	$6	$525,695	$(261,123)	$264,578

Parent Net Investment

Predecessor:

For the period January 1, 2024 to February 13, 2024
BALANCE—January 1, 2024	$339,021
Contributions from parent	22,474
Net loss	(11,789)
BALANCE—February 13, 2024	$349,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor		Predecessor
(dollars in thousands)	Three Months Ended March 31, 2025	February 14, 2024—March 31, 2024	January 1, 2024—February 13, 2024
Cash flows from operating activities:
Net loss	$(109,544)	$(180,105)	$(11,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	3,021	1,377	2,627
Stock-based compensation	6,065	46,380	—
Amortization of operating lease right-of-use asset	406	99	—
Amortization of debt issuance costs	156	170	—
Paid-in-kind interest	20,854	9,631	—
Deferred tax expense	10,883	13,423	—
Change in fair value of warrant liabilities	21,295	(1,763)	—
Changes in current assets and current liabilities, net of effect of acquisition:
Materials, supplies and other assets	257	—	5,980
Prepaid expenses	(2,599)	(2,347)	—
Accounts payable and accrued expenses	1,271	77,006	(7,922)
Due to related party	—	—	(11,370)
Net cash used in operating activities	(47,935)	(36,129)	(22,474)
Cash flows from investing activities:
Payments for capital expenditures	(63,304)	—	—
Cash paid for acquisition	—	(204,094)	—
Net cash used in investing activities	(63,304)	(204,094)	—
Cash flows from financing activities:
Capital contribution from parent	—	—	22,474
Private offering proceeds	—	440,249	—
Payment of equity issuance costs	(36)	(22,878)	—
Payment on Senior Secured Term Loan	—	(18,750)	—
Payment of debt issuance costs	—	(1,503)	—
Payment of non-convertible promissory notes—related parties	—	(1,129)	—
Net cash (used in)/provided by financing activities	(36)	395,989	22,474
Net change in cash	(111,275)	155,766	—
Cash, cash equivalents and restricted cash, beginning of the period	335,772	53,334	—
Cash, cash equivalents and restricted cash, end of the period	$224,497	$209,100	$—

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$188,987	$209,100	$—
Restricted cash	35,510	—	—
Total cash, cash equivalents and restricted cash	$224,497	$209,100	$—

Supplemental Non-Cash Disclosure
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$—	$765,018	$—
Supplies and materials	—	16,637	—
Accrued liabilities	—	129	—
Deferred tax liability	—	1,209	—
Asset retirement obligations assumed	—	90,073	—
Right of use assets obtained in exchange for operating lease liabilities	—	4,621	—

Right of use assets obtained in exchange for operating lease liabilities	$307	$756	$—
Change in capital expenditures included in accounts payable and accrued expenses	$24,959	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2025

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

On the Closing Date, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the “First PIPE Investment”). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee and legal fees of approximately $22.9 million was paid in full, and was recognized as an offset to the proceeds from the First PIPE Investment within Additional paid-in capital in the unaudited condensed consolidated statement of stockholders' equity (deficit)/net parent investment as of December 31, 2024 (Successor).

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

Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we,” “us,” or “our” are to Sable Offshore Corp., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, and (iii) the “Pipelines” are to Pipeline Segments 324/325 (formally known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as “901/903 Assets” and as defined in the Sable-EM Purchase Agreement).

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations since inception. As of March 31, 2025, the Successor reported unrestricted cash of $189.0 million and an accumulated deficit of $807.8 million. The Company expects to continue to incur losses until it can recognize revenue in connection with restart production of the SYU Assets.

Following the Closing Date and through March 31, 2025, management has addressed capital funding needs with the First PIPE Investment, the consummation of the Business Combination, the Second PIPE Investment, and proceeds from the exercise of warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises). Management believes the Company has sufficient capital to maintain operations and complete the repairs necessary to restart production of the SYU Assets. However, the Company’s plans for production restart are contingent upon approvals from federal, state and local regulators. Additionally, if the Company’s estimates of the costs of restarting production are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first production and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

As a result of the Business Combination, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. Since SYU was deemed to be the Predecessor entity, the historical financial statements of SYU became the historical financial statements of the combined Company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of SYU prior to the Business Combination and (ii) the unaudited condensed consolidated results of the Company, including SYU, following the Closing Date. The accompanying unaudited condensed financial statements include a Predecessor period, which includes the period January 1, 2024 through February 13, 2024 concurrent with the Business Combination, and a Successor period from February 14, 2024 through March 31, 2024, and thereafter. A black line between the Successor and Predecessor periods has been placed in the unaudited condensed consolidated financial statements and in the tables to the notes to the unaudited condensed consolidated financial statements to highlight the lack of comparability between these two periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation. These unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2025 may not be representative of the financial results for the full year 2025.

The Predecessor financial statements reflect the carve-out assets, liabilities, revenues, expenses, and cash flows of SYU. SYU had not previously been separately accounted for as a stand-alone legal entity. The accounts are presented on a combined basis because SYU was under common control of EM.

The accompanying Predecessor financial statements also include a portion of indirect costs for general and administrative expenses. In addition to the allocation of indirect costs, the Predecessor financial statements reflect certain agreements executed by EM for the benefit of SYU. The allocations methodologies for significant allocated items include:

•General and administrative expenses that were not specifically identifiable to SYU were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data for the period from January 1, 2022 to February 13, 2024. The total amounts allocated to SYU for the period from January 1, 2024 to February 13, 2024, which are recorded in general and administrative expenses, are $1.7 million.
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

Segment Reporting

Sable operates in a single reportable segment, oil and gas. The oil and gas segment is defined based on the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our Chairman and Chief Executive Officer, to analyze financial performance and allocate resources. The CODM assesses performance and decides how to allocate resources based on net income (loss) presented in the unaudited condensed consolidated statement of operations.

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

Restricted Cash

The Company considers cash or cash equivalents that are legally restricted from use or withdrawal as restricted cash. In March of 2024, the Company entered into the Settlement Agreement (as defined below) in regards to the Grey Fox Matter (as defined below) (refer to Note 8 — Commitments and Contingencies for additional details regarding the Grey Fox Matter). Pursuant to the Settlement Agreement, the Company was required to deliver a letter of credit (the “Letter of Credit”) in the amount of $35.0 million to the plaintiffs' counsel in the Grey Fox Matter. The Letter of Credit was issued by JPMorgan Chase Bank, N.A. (“JPMorgan”) and required the Company to enter into a cash collateral agreement (the “Collateral Agreement”) with JPMorgan on May 7, 2024. Pursuant to the Collateral Agreement, the Company deposited $35.0 million into a collateral account (the “Collateral Account”), which is pledged as collateral to JPMorgan as the issuer of the Letter of Credit. Pursuant to the terms of the Settlement Agreement, the plaintiffs' counsel in the Grey Fox Matter may draw upon the Letter of Credit at a future date upon satisfaction of certain conditions, and the funds held in the Collateral Account are legally restricted to reimburse JPMorgan for such draws, in addition to any related fees and expenses. Additionally, pursuant to the Settlement Agreement, the Company will pay interest on the $35.0 million to the Grey Fox plaintiffs at the rate earned on the Collateral Account (the “Interest Payable”); provided however that the Company is entitled to reduce the Interest Payable by the ordinary and customary expenses charged to the Company from JPMorgan as the issuer of the Letter of Credit, capped at $0.4 million (1%). On September 17, 2024, the Court approved the Settlement Agreement, and the $35.0 million deposit in the Collateral Account and related Interest Payable are payable upon the final payment date, which must occur no later than June 30, 2025 (the “Final Payment Date”).

Prior to the Final Payment Date, the related Interest Payable is not legally restricted and is available for the Company's use. However, the Company has adopted an accounting policy to consider interest that is both (i) earned on cash that is legally restricted in relation to a legal settlement and (ii) payable as a part of such settlement, such as the Interest Payable, restricted for presentation purposes. Accordingly, the $35.0 million deposit in the Collateral Account and the related Interest Payable are presented within the restricted cash balance presented on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and restricted cash deposits with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. At March 31, 2025 and December 31, 2024, the Company did not experience losses on this account.

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

During the period from January 1, 2024 through February 13, 2024 (Predecessor), there were no related party transactions, except for the management and administrative services. SYU previously received management and administrative services from EM, a portion of which was attributable to SYU. Additionally, cash that was received on behalf of SYU by EM created a receivable for SYU, while expenditures made by EM on behalf of SYU created a payable for SYU. The net receivable or payable from all cash activity attributable to SYU is reflected as Due to related party, net on the accompanying unaudited condensed consolidated balance sheet. Refer to Note 5 — Related Party Transactions for related party disclosures.

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

Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities and transportation assets. Due to the nature of such assets, the onshore midstream facilities are presented within oil and gas properties, while the transportation assets are presented within other assets on the unaudited condensed consolidated balance sheets.

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

SYU has been shut in since 2015 due to a pipeline incident but has been maintained to preserve it in an operation-ready state and thus no depreciation, depletion or amortization has been recorded by the Company since its acquisition of the SYU Assets. Depreciation, depletion, amortization, and accretion expense for oil and gas properties for the three months ended March 31, 2025 and the period February 14, 2024 through March 31, 2024 (Successor) consisted of asset retirement obligation related accretion expense in the amount of $2.8 million and $1.4 million, respectively, and depreciation on other property and equipment of $0.2 million and zero, respectively.

Depreciation, depletion, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million for the period from January 1, 2024 through February 13, 2024 (Predecessor) .

The Company had net capitalized costs related to oil and gas properties and related equipment of $1.3 billion as of March 31, 2025 and $1.2 billion as of December 31, 2024, respectively.

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

In general, temporarily low prices or margins are not viewed as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technology, and efficiency advancements. The Organization of the Petroleum Exporting Countries investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities, alternative energy sources and levels of prosperity. During the lifespan of its major assets, management expects that oil and gas prices and industry margins will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings. In assessing whether events or changes in circumstances indicate the carrying value of an asset may not be recoverable, management considers recent periods of operating losses in the context of its longer-term view of prices and margins.

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

There were no impairments recognized during the three months ended March 31, 2025 (Successor), or the periods February 14, 2024 through March 31, 2024 (Successor) and January 1, 2024 through February 13, 2024 (Predecessor).

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable	$56,086	$16,806
Accrued operations expenditures	54,656	67,909
Legal settlement payable	35,160	35,038
Total accounts payable and accrued liabilities	$145,902	$119,753

Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) primarily relate to the future plugging and abandonment of oil and gas properties and related facilities. The Company uses assumptions and judgments to estimate the respective future plugging and abandonment costs, technical assessments of the assets and their ultimate productive life (timing of settlements), a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and gas property balance.

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

ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods. Using provision of ASC 740 that allow certain tax items to be recorded in the interim period in which these items are reported, the Company's effective tax rate was negative 11.0% and negative 8.1% for the three months ended March 31, 2025 (Successor) and the period February 14, 2024 through March 31, 2024 (Successor), respectively. The effective tax rate differs from the statutory tax rate of 21% due primarily to changes in valuation allowance on the deferred tax assets and disallowed expenses. No income taxes were allocated to the Predecessor as it was not a taxable legal entity.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal and state pretax operating income adjusted for items that do not have tax consequences. Based on our ongoing assessment of all available evidence, both positive and negative, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized. Also, in scheduling the reversals of our existing timing differences for the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income on an annual basis. Therefore, a further valuation allowance of our deferred tax assets in excess of our liabilities is necessary and results in deferred tax expenses for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

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

The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Successor		Predecessor
(dollars in thousands, except per share amounts)	Three Months Ended March 31, 2025	February 14, 2024—March 31, 2024	January 1, 2024—February 13, 2024
Net loss	$(109,544)	$(180,105)	$(11,789)
Weighted average shares outstanding—Basic and diluted	84,436,726	60,166,269	n/a
Net loss per share—Basic and diluted	$(1.30)	$(2.99)	n/a

The diluted net loss per share calculation excludes the anti-dilutive effect of 8,987,062 warrants and 4,901,632 restricted shares for the three months ended March 31, 2025 and 25,431,341 warrants and 2,758,334 restricted shares for the period from February 14, 2024 through March 31, 2024 (Successor).

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

The following table presents the adjusted purchase consideration (in thousands):

Consideration:
Purchase consideration as per Sable-EM Purchase Agreement	$625,000
Plus:
Paid-in-kind interest from effective date to closing*	140,018
Materials and supplies*	16,637
Cash consideration paid	203,945
Adjusted purchase consideration	$985,600
*Included in the initial principal associated with the Senior Secured Term Loan.

The acquisition of the SYU Asset's is accounted for under the scope of FASB’s ASC Topic 805, Business Combinations (“ASC 805”). Pursuant to ASC 805, Sable was determined to be the accounting acquirer. The allocation of the purchase price included in the unaudited condensed consolidated balance sheets is based on the best estimate of management. To assist management in the allocation, the Company engaged valuation specialists.

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

The Company assumed contractual agreements for warehousing space and for surface use rights. For leases with a primary term of more than 12 months, a right-of-use (“ROU”) asset and the corresponding ROU lease liability was recorded. The Company recorded an initial asset and liability of $4.6 million associated with the assumed leases. The Company determines at inception if an arrangement is an operating or financing lease.

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

Note 4 — Asset Retirement Obligations

The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

(in thousands)	March 31, 2025	December 31, 2024
Beginning balance	$99,683	$—
Acquisition of SYU	—	90,073
Accretion	2,836	9,610
Ending balance	$102,519	$99,683

Note 5 — Related Party Transactions

Convertible Promissory Notes

Since Flame's inception, it entered into nine convertible promissory notes with Flame Acquisition Sponsor LLC (“Sponsor”) to provide working capital loans (the “Working Capital Loans”) totaling $3.3 million as of February 14, 2024. The Working Capital Loans were to be either repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, such Working Capital Loans were convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. At the Closing Date, all of the Working Capital Loans were converted into an aggregate of 3,306,370 Private Warrants at a price of $1.00 per Warrant. The warrants are identical to the Private Placement Warrants. See warrant discussion at Note 7 — Warrants.

Promissory Note Loans

Since Flame's inception, it entered into four non-convertible promissory notes (the “Promissory Note Loans”) with the Sponsor to provide Promissory Note Loans that were used to pay for expenditures of the acquisition target totaling $1.1 million as of February 14, 2024. At the Closing Date, each of the Promissory Note Loans were fully repaid in cash.

Founder Reimbursement

Under the terms of the Merger Agreement, James C. Flores, the Company's Chairman and Chief Executive Officer, was entitled to reimbursement by Flame, on the Closing Date, of all of his reasonable, documented out-of-pocket fees and expenses for any agents, advisors, consultants, experts, independent contractors and financial advisors engaged on behalf of Holdco or Sable and incurred in connection with the transactions contemplated by the Merger Agreement and the Sable-EM Purchase Agreement, in each case, that were paid as of the Closing, subject to a cap equal to $3.0 million. On the Closing Date, Mr. Flores was reimbursed $2.9 million and the associated expense is included in general and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through March 31, 2024 (Successor).

Agreement of Purchase and Sale

On October 3, 2024, the Company entered into an Agreement of Purchase and Sale (“PSA”) with Sable Aviation, LLC (“Sable Aviation”), an entity controlled by the Company's Chairman and Chief Executive Officer. Pursuant to the terms of the PSA, the Company purchased transportation assets and related equipment from Sable Aviation in exchange for 600,000 shares of the Company's Common Stock, valued at $15.2 million.

Note 6 — Debt

Senior Secured Term Loan

Sable entered into the Senior Secured Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by $16.6 million for material and supplies and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less an $18.8 million cash deposit (which was paid on the Closing Date). The proceeds of the Senior Secured Term Loan were deemed funded on the Closing Date in connection with consummation of the Sable-EM Purchase Agreement. The Senior Secured Term Loan bears interest at ten percent (10.0%) per annum (computed on a 360-day year). Unless Sable elects in writing prior to an applicable interest payment date to pay accrued but unpaid interest in cash, all such accrued and unpaid interest shall be compounded annually on January 1st of each year by adding the relevant amount to the then outstanding principal amount of the Senior Secured Term Loan (“paid-in-kind interest”). The Senior Secured Term Loan matures on the earliest to occur of (i) the five year anniversary of the applicable effective time (such effective time, 12:00:01 a.m. (Houston Time) on January 1, 2022), (ii) 90 days after Restart Production (i.e., 240 days after first production from the wells) under and as defined in the Sable-EM Purchase Agreement or (iii) acceleration of the term loan in accordance with the terms of the Senior Secured Term Loan.

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

On September 6, 2024 (the “Amendment Closing Date”), the Company entered into an amendment to the Senior Secured Term Loan (the “First Amendment”), pursuant to which, approximately $4.6 million of additional principal (the “Additional Principal”) was added to the outstanding principal amount of the Senior Secured Term Loan related to the termination of a vendor contract related to the SYU Assets that was not a liability assumed in the Business Combination. In accordance with the terms of the First Amendment, the Additional Principal shall be deemed to have accrued interest as if such amount has been added to the outstanding principal amount of the Senior Secured Term Loan, on January 1, 2024 (the “Amendment Effective Date”). The Additional Principal and $0.4 million associated paid-in-kind interest accrued for the period from the Amendment Effective Date through the Amendment Closing Date (collectively, the “Effective Additional Principal”) was added to the outstanding principal amount of the Senior Secured Term Loan on the Amendment Closing Date and was accounted for as an exit cost under the scope of ASC 420. As a result, the Effective Additional Principal is included within Other expense on the Company's unaudited condensed consolidated statement of operations for the period from February 14, 2024 through March 31, 2024 (Successor).

Long-Term Debt consisted of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Senior Secured Term Loan, including paid-in-kind interest	$855,019	$834,165
Less: Debt issuance costs, net	(467)	(623)
Total long-term debt, net	$854,552	$833,542

For the three months ended March 31, 2025 and for the period from February 14, 2024 through March 31, 2024 (Successor), the Company incurred interest expense of $21.0 million and $9.8 million, respectively, which is included as interest expense on the unaudited condensed consolidated statement of operations and the paid-in-kind interest is accrued and included in the Senior Secured Term Loan on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025 (Successor) and for the period February 14, 2024 through March 31, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately 10.0%.

Note 7 — Warrants

There were 8,987,062 warrants outstanding as of March 31, 2025 and December 31, 2024. There were no changes in the number of warrants outstanding for the three months ended March 31, 2025 (Successor). The table below reflects warrant activity since the Closing:

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants at February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370
Transferred	1,609,564	(1,609,564)	—	—
Exercised	(15,957,820)	(459,744)	—	(16,417,564)
Redemptions	(26,715)	—	—	(26,715)
Outstanding Warrants at December 31, 2024 and March 31, 2025	—	5,680,692	3,306,370	8,987,062

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

On October 3, 2024, the conditions under which the Public Warrants could be redeemed for cash were satisfied and the Company announced that it would redeem all of the Public Warrants that remained outstanding after 5:00 p.m. New York City time on November 4, 2024 (the “Redemption Date”), for a redemption price of $0.01 per warrant (the “Redemption”).

During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 15,957,820 Public Warrants for 15,957,820 shares of Common Stock resulting in approximately $183.5 million in cash proceeds to the Company. The remaining 26,715 Public Warrants that were not exercised by the Redemption Date were redeemed by the Company for cash. Prior to their exercise/redemption, the Public Warrants were accounted for as a derivative liability and carried on the unaudited condensed consolidated balance sheets at fair value. Upon exercise, the fair value of the derivative liability was reclassified to stockholders' equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”).

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

During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 459,744 Private Placement Warrants on a cashless basis for 212,637 shares of Common Stock. These exercises were accounted for in accordance with ASC Topic 480 in the same manner as exercises of Public Warrants described above. There were no Private Placement warrants exercised during the period ended March 31, 2025 (Successor).

The Private Placement Warrants and Working Capital Warrants that remain outstanding at March 31, 2025 and December 31, 2024 are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor's unaudited condensed consolidated statements of operations (refer to Note 11 — Fair Value Measurements).

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

Pursuant to the terms of the Settlement Agreement, (i) the Plaintiffs and Settlement Class Members are obligated to, among other things, (a) release Sable, PPC and the other released parties from and against the Released Claims, (b) grant certain temporary construction easements to facilitate the repair of certain portions of the Pipelines, and (c) cooperate in good faith with Sable and PPC with respect to any and all steps reasonably required to restart the Pipelines and operate them thereafter, including obtaining all necessary regulatory approvals, consistent with the requirements of the relevant government agencies and the Consent Decree issued by the United States District Court for the Central District of California in relation to Civil Action No. 2:20-cv-02415 (United States of America and the People of the State of California v. Plains All American Pipeline, L.P. and Plains Pipeline, L.P.) and (ii) Sable has agreed to among other things, (a) pay $35.0 million into an interest-bearing non-reversionary Qualified Settlement Fund, and (b) deliver to class counsel an irrevocable direct pay letter of credit issued by J.P. Morgan & Co. or another federally insured bank in the amount of $35.0 million to secure Sable’s obligation to make certain payments under the Settlement Agreement. The Company expensed $70.0 million upon the effectiveness of the Settlement Agreement, which is included in general and administrative expenses on the condensed consolidated statement of operations for the period from February 14, 2024 through March 31, 2024 (Successor).

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

BSEE Matter

On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; the Bureau of Safety and Environmental Enforcement (“BSEE”); and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:24-cv-05459). Sable was not named as a party to the case, but on December 3, 2024, the court granted Sable’s motion to intervene as a defendant to become a party to the lawsuit, and Sable vigorously contests the plaintiffs’ allegations. On January 29, 2025, the court granted plaintiffs’ request to supplement and amend their complaint. In the amended complaint, plaintiffs allege that BSEE: violated the National Environmental Policy Act (“NEPA”), the Outer Continental Shelf Lands Act (“OCSLA”), and the Administrative Procedure Act (“APA”) in November 2023 by approving an extension to resume operations associated with the 16 oil and gas leases Sable holds in the SYU in federal waters offshore of California in the Santa Barbara Channel; and violated NEPA and the APA in September 2024 by approving applications for permits to modify for well reworking operations and by failing to conduct supplemental environmental analysis for oil and gas development and production in the SYU. The complaint asks for the court: to issue an order finding that BSEE violated NEPA, OCSLA and the APA; to vacate and remand the extension and the applications for permits to modify; to order BSEE to complete NEPA analysis by a date certain; to prohibit BSEE from authorizing further extensions, applications for permits to modify, or any other authorizations for restarting production until it complies with NEPA, OCSLA and the APA; and for an award of costs and attorneys’ fees.

On December 20, 2024, the U.S. Department of Justice (in its capacity as counsel for the BSEE) filed a motion for voluntary remand without vacatur of BSEE’s November 2023 extension. A hearing on the motion for voluntary remand took place on March 21, 2025, and the court denied the motion.

California Coastal Commission Matter

On February 18, 2025, Sable filed Complaint for Damages and Declaratory and Injunctive Relief alleging the California Coastal Commission (the “Commission”) (i) violated Article I, Section 19 of the California Constitution and the takings Clause of the Fifth and Fourteenth Amendments to the U.S. Constitution in issuing certain Notices of Violation (File Nos. V-9-24-0152 and V-9-25-0013) (“NOVs”) and Executive Director Cease and Desist Order No. ED-24-CD-02 (“EDCDO”) relating to alleged unpermitted development activities by the Company in the California coastal zone; and (ii) impaired the Company’s vested rights in issuing the NOVs and EDCDO. The Company seeks the following relief: (a) a declaration that the Commission’s NOVs and EDCDO are unlawful; (b) preliminary and permanent injunctions prohibiting the Commission from taking any action to enforce the NOVs and the EDCDO; (c) unspecified damages for the Commission’s taking of the Company’s property; (d) attorneys’ fees; and (e) the Company’s costs of the suit. Counsel for the Commission filed a Demurrer to the Company’s complaint on April 10, 2025, which is set for hearing on June 18, 2025. The Company filed a Verified Amended Petition for Writ of Mandamus and Complaint for Damages and Declaratory and Injunctive Relief on April 16, 2025. On April 16, 2025, counsel for the Commission filed a Cross Complaint for Declaratory and Injunctive Relief seeking a judicial declaration ordering the Company to comply with a Cease-and-Desist Order issued by the Commission on April 10, 2025 (“CDO”). An Ex Parte Application for Order to Show Cause and Temporary Restraining Order was also filed by counsel for the Commission (as Cross-Plaintiff) on April 16, 2025, seeking a Temporary Restraining Order (“TRO”) and further injunctive relief against the Company (as Cross-Defendants) restraining the Company from violating the CDO. The court denied the Commission’s Ex Parte Application at a hearing on April 17, 2025. The court further set the Commission’s Motion for Preliminary Injunction for hearing on May 14, 2025. On April 22, 2025, counsel for the Commission filed a Petition for Stay, Writ of Supersedeas, or Other Appropriate Order, and Request for Temporary Stay with the Second Division California Court of Appeal, seeking a temporary stay of the Santa Barbara County Superior Court’s denial of the Commission’s request for a TRO and an order requiring Sable to comply with the CDO. Sable filed an Opposition to the Commission’s Petition with the Court of Appeal on April 28, 2025.

Note 9 — Stockholders' Equity (Successor)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were 89,338,358 and 89,310,996 shares issued and outstanding, respectively.

The following summarizes the shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
First PIPE Investment	44,024,910
Total shares outstanding at close	60,166,269
Note: Table excludes Public Warrants, Private Placement Warrants, Working Capital Warrants convertible into Common Stock, and 4,901,632 shares of restricted stock awards that were granted under the Company's Incentive Plan after the Closing but have not yet vested.

7,187,500 shares of Common Stock held by the initial stockholders (“Founders Shares”) are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) February 13, 2025 or (B) subsequent to February 14, 2024, (x) if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after February 14, 2024, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (such restrictions on transfer, the “Restrictions”). The stock performance conditions described in (B) above were satisfied on August 9, 2024 and, accordingly, the Restrictions no longer apply to the Founder Shares.

As discussed in Note 1 — Organization, Business Operations, and Going Concern, on September 26, 2024, the Company issued 7,500,000 shares of Common Stock for $150.0 million in gross proceeds in connection with the Second PIPE Investment. Upon the closing of the Second PIPE Investment, an associated marketing and legal fees of approximately $7.8 million, was paid in full, and was recognized as an offset to the proceeds from the Second PIPE investment within Additional paid-in capital in the unaudited condensed consolidated balance sheets and statements of stockholders' equity (deficit)/net parent investment as of March 31, 2025 and December 31, 2024, respectively.

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

Note 10 — Stock-Based Compensation

On February 12, 2024, the Company’s stockholders approved a stock-based compensation plan (the “Incentive Plan”) to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The Predecessor had no equity compensation plans or outstanding equity awards specific to the SYU Assets.

The total stock-based compensation expense is included on the unaudited condensed consolidated statements of operations based upon the job function of the employees receiving the grants as follows (in thousands):

	Successor
	Three Months Ended March 31, 2025	February 14, 2024 through March 31, 2024
Operations and maintenance expenses	$1,601	$—
General and administrative expenses	4,464	46,380
Total	$6,065	$46,380

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

Our employees, consultants and directors, and employees and consultants of our subsidiaries, may be eligible to receive awards under the Incentive Plan. Following the closing of the Business Combination, the Compensation Committee of the Company's Board of Directors (the “Board”) was appointed by the Board to administer the Incentive Plan (the Compensation Committee, in its role as administrator of the Incentive Plan, the “Plan Administrator”).

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

Additionally, 2,143,298 shares of restricted Common Stock, net of forfeitures, were granted to employees of the Company following the closing of the Business Combination through March 31, 2025. These restricted shares vest on the earlier of (i) the restart of production from the SYU Assets or (ii) three years after the Closing Date. All of the executive officer awards, the awards granted to the members of the Board, and the awards granted to employees of the Company following the closing of the Business Combination are restricted stock awards to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. Forfeitures are recognized as they occur.

As of March 31, 2025, 11,501,015 share-based awards were authorized and available for grant under the Successor's Incentive Plan. The following table summarizes restricted stock award activity for the three months ended March 31, 2025 (Successor) and for the period February 14, 2024 through March 31, 2024 (Successor):

	Successor
	March 31, 2025		February 14, 2024 through March 31, 2024
		Weighted-average grant date fair value		Weighted-average grant date fair value
	Shares		Shares
Non-vested, beginning of the period	4,874,270	$11.99	—	$—
Granted	125,000	26.31	2,758,334	12.03
Vested	—	—	—	—
Forfeited	(97,638)	10.97	—	—
Non-vested, end of the period	4,901,632	$12.38	2,758,334	$12.03

The unrecognized stock-based compensation expense associated with the unvested restricted stock awards at March 31, 2025 was $3.0 million, which is to be recognized over the weighted average remaining life of less than three months.

Restricted Stock Units

On April 25, 2025, the Compensation Committee approved long-term incentive grants of up to 10,653,076 restricted stock units to our CEO, executive officers and other employees of the Company. The restricted stock units will vest over nine, five or three-year periods and generally will vest ratably and annually beginning on the one-year anniversary of the grant date. The associated restricted stock unit agreements also include dividend equivalent rights, which entitle the grantee to the aggregate value of the dividends declared on the Common Stock, if any, whose dividend record date occurs during the period from the grant date until the day before the applicable settlement date for such vested restricted stock unit. Each annual vesting of restricted stock units (and the right to receive the corresponding dividend equivalent amount) is subject to continued service by the grantee.

Non-Employee Director Stock Grants

On April 25, 2025, the Compensation Committee approved an annual grant of 25,000 shares of Common Stock to each of the Company's non-employee directors as compensation for service on the Board.

Merger Consideration

Pursuant to the Merger Agreement, on the Closing Date and contemporaneously with the completion of the transactions contemplated under the Sable-EM Purchase Agreement, as previously noted Holdco merged with and into Flame, with Flame as the surviving company, and immediately thereafter, Sable merged with and into Flame, with Flame as the surviving company. The aggregate consideration received by holders of limited liability company membership interests in Holdco designated as Class A shares immediately prior to the Holdco Merger Effective Time was 3,000,000 shares of Flame Class A Common Stock. Share-based compensation expense of $36.3 million was recognized associated with the issuance of the 3,000,000 shares in General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through March 31, 2024 (Successor). The Merger Consideration Shares are subject to a three-year lock-up provision.

Founders Shares

In the periods prior to the Business Combination, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Executive Vice President and Chief Financial Officer, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. As such, the Company recognized $3.7 million in stock-based compensation expense upon the completion of the Business Combination, which is included in the General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through March 31, 2024 (Successor).

Note 11 — Fair Value Measurements

Certain of the Company's financial assets and liabilities are reported at fair value on the unaudited condensed consolidated balance sheets. An established fair value hierarchy prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy.

Recurring Fair Value Measurements

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(dollars in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair Value as of December 31, 2024	$—	$833,542	$79,263	$47,678	$960,483
Additions	—	21,010	—	—	21,010
Change in valuation inputs or other assumptions	—	—	13,492	7,803	21,295
Fair Value as of March 31, 2025	$—	$854,552	$92,755	$55,481	$1,002,788

(dollars in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair Value as of February 14, 2024	$39,962	$761,401	$19,813	$—	$821,176
Additions	—	9,801	—	10,283	20,084
Change in valuation inputs or other assumptions	(2,875)	—	550	562	(1,763)
Fair Value as of March 31, 2024	$37,087	$771,202	$20,363	$10,845	$839,497

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2025 (Successor) or for the period February 14, 2024 through March 31, 2024 (Successor).

There were no financial assets or liabilities accounted for at fair value on a recurring basis in the Predecessor financial statements for the period from January 1, 2024 to February 13, 2024 (Predecessor).

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of the instruments.

Senior Secured Term Loan

As of March 31, 2025 and December 31, 2024, the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.

Warrant Liabilities

Prior to the Redemption, the Public Warrants were measured at the observable quoted price in active markets. Refer to Note 7 — Warrants for details regarding the Warrant exercises and redemptions for the period from February 14, 2024 through December 31, 2024 (Successor). The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company's unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 (Successor), and for the period from February 14, 2024 through March 31, 2024 (Successor).

As Private Placement Warrants held by FL Co-Investment, LLC (“FL Co-Investment”) and Intrepid Financial Partners, L.L.C. (“Intrepid Financial Partners”) will not be exercisable more than five years from the effective date of the registration statement, the exercise period end date is different than other Private Placement Warrants and Working Capital Warrants which will expire five years after the Closing Date or earlier upon redemption or liquidation. Accordingly, they have different inputs to the Modified Black-Scholes Optional Pricing Model.

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of March 31, 2025.

Inputs	March 31, 2025
Stock price	$25.37
Strike price	$11.50
Term (in years)	0.9
Volatility	75.0%
Risk-free rate	3.99%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of March 31, 2025.

Inputs	March 31, 2025
Stock price	$25.37
Strike price	$11.50
Term (in years)	3.88
Volatility	50.0%
Risk-free rate	3.85%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of December 31, 2024.

Inputs	December 31, 2024
Stock price	$22.90
Strike price	$11.50
Term (in years)	1.15
Volatility	60.0%
Risk-free rate	4.09%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of December 31, 2024.

Inputs	December 31, 2024
Stock price	$22.90
Strike price	$11.50
Term (in years)	4.12
Volatility	45.0%
Risk-free rate	4.24%
Dividend yield	0.00%

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references to “we”, “us”, “our”, “Sable” or the “Company” in this Item 2 are to Sable Offshore Corp. (f/k/a Flame Acquisition Corp.) and its consolidated subsidiaries, following the Business Combination. References to “Flame” are to Flame Acquisition Corp. before the consummation of the Business Combination. References to the “Pipelines” are to Pipeline Segments 324/325 (formerly known as Pipeline Segments 901/903) and the other “324/325 Assets” (formally known as “901/903 Assets” and as defined in the Sable-EM Purchase Agreement). As a result of the closing of the Business Combination, which was accounted for as a forward merger in accordance with GAAP, the financial statements of Successor (as defined below) are now the financial statements of the Company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

The unaudited condensed consolidated financial statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, and those described in our other SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

First PIPE Investment

On February 14, 2024, in connection with the Business Combination, the Company issued 44,024,910 shares of Common Stock, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the “First PIPE Investment”). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee and legal fees of approximately $22.9 million was paid in full, and was recognized as an offset to the proceeds from the First PIPE Investment.

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

Recent Events

Office of the State Fire Marshal

The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”), on February 11, 2025, delivered notices to the California Office of the State Fire Marshal (the “OSFM”) that PHMSA does not object to the OSFM’s December 17, 2024 Letter of Decision approving the implementation of enhanced integrity standards for the Pipeline through OSFM’s granting of state waivers of certain regulatory requirements related to cathodic protection and seam weld corrosion for the Pipeline.

Coastal Commission

On September 27, 2024, the Coastal Commission (“Commission”) issued Notice of Violation No. V-9-24-0152 to the Company, which asserted that certain maintenance and repair activities undertaken by the Company on the Pipelines in the Coastal Zone to address identified anomalies and install safety valves constituted unpermitted development activities under the California Coastal Act (Cal. Pub. Res. Code Section 30000, et seq. (the “Coastal Act”) and the County of Santa Barbara’s (“County”) Local Coastal Program (“LCP”). Sable undertook the subject repair and maintenance work, including the safety valve installation work, based on its understanding that no new coastal development permit or other Coastal Act authorization was required, consistent with the County’s practice of authorizing certain repair work on the Pipelines since they were first permitted and built over 30 years ago, as well as the County’s acknowledgement that it does not have permit authority or jurisdiction over the Company’s installation of the new safety valves in the County along the Pipelines. Following good faith negotiations with Commission staff, on November 12, 2024, the Coastal Commission issued Executive Director Cease and Desist Order No. ED-24-CD-02 to the Company requiring the Company to, among other requirements, prepare and submit an Interim Restoration Plan and submit an application either to the Commission or the County to obtain a coastal development permit for the valve installation and other maintenance and repair work. In compliance with the Order, Sable prepared, submitted, and implemented the Interim Restoration Plan as approved by Commission staff. Sable separately submitted certain applications to the County related to some of the maintenance and repair work that was subject to Notice of Violation No. V-9-24-0152. The Order expired on February 10, 2025.

On February 12, 2025 the County Planning and Development Department delivered a letter to Sable confirming that certain pipeline repair work on the Pipelines was “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement (EIR/EIS).” The letter states in part that “[t]he County previously exercised its authority under its Local Coastal Program and delegated Coastal Act authority in approving the permits and the requested anomaly repair work is within the scope of those approved permits.” Sable subsequently recommenced the repair and maintenance activities which were subject to Notice of Violation V-9-24-0152.

Also on February 12, 2025, the County, acting under its certified Local Coastal Program authority under the Coastal Act, delivered a letter to the Commission. In this letter, the County states that the anomaly repair work as described in the attachments is “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement. Thus, no further application to or action by the County is required.”

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

On February 18, 2025, Sable filed a complaint against the Commission in the Superior Court of the State of California for the County of Santa Barbara (Case No. 25CV00974). In the complaint, Sable challenges the Commission’s prior Notices of Violations and Executive Director Cease and Desist Order as procedurally improper and asserts that Commission lacks authority to prohibit work authorized by existing permits. Sable seeks a declaration that the Commission's actions are unlawful, an injunction prohibiting further enforcement actions by the Commission, damages for the alleged taking of property rights, and attorneys' fees and costs. The Commission proceeded to issue an Executive Director Cease and Desist Order to Sable on February 18, 2025. Sable pipeline repair operations remain unaffected.

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

•General and administrative. General and administrative (“G&A”) costs are comprised of overhead expenditures directly and indirectly associated with operating the assets. These support services include information technology, risk management, corporate planning, accounting, cash management, human resources, and other general corporate services. For the Predecessor period, any general and administrative expenses that were not specifically identifiable to SYU were allocated to SYU for the period from January 1, 2024 to February 13, 2024. To calculate a reasonable allocation, aggregated historical benchmarking data from comparable companies with similar operated upstream assets was used to identify general and administrative expenses as a proportion of operating expenses. Increased general and administrative services may be required in the future, commensurate with planned operations activity levels.

•Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the projected restart of production.

Results of Operations

The comparability of our operating results for the three months ended March 31, 2025 (Successor), for the period February 14, 2024 through March 31, 2024 (Successor), and for the period January 1, 2024 through February 13, 2024 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. The entirety of our activity since inception through the Closing Date were related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (Refer to Note 1 — Organization, Business Operations, and Going Concern). Following the Closing Date, all of our operations have focused on restarting production of the SYU Assets. We lack the ability to generate any operating revenues until we receive the necessary regulatory approvals and complete the repairs necessary to restart production. Our only source of non-operating income is generated in the form of interest income on cash and cash equivalents. We also expect to continue to incur additional expenses as a result of being an operating public company, including for legal, accounting and compliance expenses.

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

The following table presents selected unaudited condensed consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor		Predecessor	Increase (Decrease)
(in thousands)	Three Months Ended March 31, 2025	February 14, 2024—March 31, 2024	January 1, 2024—February 13, 2024	$	%
Revenue	$—	$—	$—	$—	—%
Oil and gas sales	—	—	—	—
Operating Expenses
Operations and maintenance expenses	34,443	7,318	7,320	19,805	135.3%
Depletion, depreciation, amortization and accretion	3,021	1,377	2,627	(983)	(24.6)%
General and administrative expenses	22,332	150,448	1,714	(129,830)	nm
Total operating expenses	59,796	159,143	11,661	(111,008)
Loss from operations	(59,796)	(159,143)	(11,661)	111,008	(65.0)%
Other expenses:
Change in fair value of warrant liabilities	21,295	(1,763)	—	23,058	nm
Other income	(3,440)	(499)	128	3,069	nm
Interest expense	21,010	9,801	—	11,209	nm
Total other expense, net	38,865	7,539	128	31,198
Loss before income taxes	(98,661)	(166,682)	(11,789)	79,810	(44.7)%
Income tax expense	10,883	13,423	—	(2,540)	(18.9)%
Net loss	$(109,544)	$(180,105)	$(11,789)	$82,350	(42.9)%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $34.4 million for the three months ended March 31, 2025 (Successor), representing an increase of $19.8 million, or 135.3%, compared to $7.3 million for both periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $14.6 million. The increase in operating and maintenance expenses is primarily attributable to additional maintenance expenses incurred in connection with restart efforts, which includes a 90% increase in operations employee headcount since the Closing Date. Operations and maintenance expenses are expected to increase over the next several quarters as production is restarted.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $3.0 million for the three months ended March 31, 2025 (Successor), representing a decrease of $1.0 million, or 24.6%, compared to $2.6 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $1.4 million for the period February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $4.0 million. The decrease in depletion, depreciation, amortization and accretion is primarily attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart. The depletion, depreciation, amortization and accretion expense recognized for the three months ended March 31, 2025 (Successor) primarily represents the recognition of ARO accretion for the period but depreciation will resume once the assets are placed in service. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several quarters as production is restarted.

General and administrative expenses. General and administrative expenses (“G&A expenses”) were $22.3 million for the three months ended March 31, 2025 (Successor), representing a decrease of $129.8 million compared to $1.7 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $150.4 million for the period February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $152.2 million. The decrease in G&A expenses is primarily attributable to the $70.0 million accrued settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies), $46.4 million in share-based compensation expense following the Business Combination, $16.8 million in legal expenses and professional fees related to the Business Combination, and the recognition of salaries and wages following the Company’s commencement of operations following the Business Combination. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted.

Total other expense, net. Total other expense, net was $38.9 million for the three months ended March 31, 2025 (Successor), representing an increase of $31.2 million compared to other expense of $0.1 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and other expense of $7.5 million for the period February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined expense of $7.7 million. The increase in total other expense, net was primarily attributable to an increase of $23.1 million in the fair value of the warrants and $11.2 million in interest expense due to higher debt balance over the comparative periods offset partially by an increase in other income of $3.1 million of other income related interest earned on cash balances. The Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense for the three months ended March 31, 2025 (Successor) was $10.9 million, representing a decrease of $2.5 million compared to zero for the period January 1, 2024 through February 13, 2024 (Predecessor) and $13.4 million for the period February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $13.4 million. Based on our ongoing assessment of our ability to recover our deferred tax assets, we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. For the Successor period, we concluded that certain deferred tax liabilities in future periods do not have deferred tax assets available to offset, which is primarily due to our net operating losses being limited to 80% of taxable income. Therefore, a further valuation allowance of our deferred tax assets is necessary, which results in deferred tax expense for the Successor period. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

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

Capital Requirements. Sable currently estimates remaining start-up expenses of approximately $44.1 million in order to restart production in the second quarter 2025. Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory approvals and completing the pipeline repairs and bringing the shut-in assets back online in the second quarter 2025. After production restarts, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production or sustain production thereafter.

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

Cash Flows

The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor		Predecessor	Decrease
(dollars in thousands)	March 31, 2025	February 14, 2024—March 31, 2024	January 1, 2024—February 13, 2024	$	%
Cash flows (used in) provided by:
Operating activities	$(47,935)	$(36,129)	$(22,474)	$(10,668)	(18.2)%
Investing activities	(63,304)	(204,094)	—	(140,790)	(69.0)%
Financing activities	(36)	395,989	22,474	(418,499)	(100.0)%
Net change in cash and cash equivalents	$(111,275)	$155,766	$—

Cash Flows from Operating Activities. The SYU Assets have been shut in since 2015 and therefore there has been no production and associated revenues for the comparative periods. The net cash used in operating activities for the Company was $47.9 million for the three months ended March 31, 2025 (Successor), representing a decrease in cash used in operating activities of $10.7 million, or 18.2%, compared to net cash used in operating activities of $22.5 million from January 1, 2024 through February 13, 2024 (Predecessor) and $36.1 million net cash used in operating activities from February 14, 2024 through March 31, 2024 (Successor), respectively, or a combined $58.6 million. The primary use of cash can be attributed to maintenance and operational readiness activities in the Predecessor and Successor periods, with additional general and administrative costs incurred post the Business Combination in the Successor period.

For the three months ended March 31, 2025 (Successor), we had a net loss of $109.5 million, which consists of a non-cash increase of $21.3 million in fair value of the warrants, non-cash stock-based compensation of $6.1 million, non-cash paid-in-kind interest of $20.9 million, changes in accounts payable of $1.3 million, non-cash depreciation, depletion, amortization and accretion of $3.0 million, and non-cash tax expense of $10.9 million. Changes in accounts payable for the period is primarily attributable to the increase in vendor payables associated with the restart efforts. For the period January 1, 2024 through February 13, 2024 (Predecessor), SYU incurred a net loss of $11.8 million and for the period February 14, 2024 through March 31, 2024 (Successor) the Company incurred a net loss of $180.1 million, respectively, or a combined $191.9 million. Our combined net loss was partially offset by non-cash stock based compensation of $46.4 million, non-cash paid-in-kind interest $9.6 million, and changes in accounts payable of $77.0 million. Changes in accounts payable is primarily attributable to the Grey Fox Matter settlement, with $70.0 million in accounts payable and accrued expenses as of March 31, 2024 (Refer to Note 2 — Significant Accounting Policies). Future cash flow from operations will depend on our ability to bring the associated oil and gas production of the assets back online, as well as the prices of oil, NGLs and natural gas.

Cash Flows from Investing Activities. The net cash used in investing activities for the Company was $63.3 million for the three months ended March 31, 2025 (Successor), representing a decrease in cash used in investing activities of $140.8 million, or 69.0%, compared to the net cash used investing activities of zero for the period January 1, 2024 through February 13, 2024 (Predecessor) and $204.1 million for the period February 14, 2024 through March 31, 2024 (Successor), or a combined $204.1 million. The Successor investing cash flow for the three months ended March 31, 2025 (Successor) consists of cash paid for capital expenditures associated with restart efforts and for the period February 14, 2024 through March 31, 2024 (Successor) is entirely comprised of $204.1 million paid to EM at Closing per settlement statement. The net cash used in investing activities for the Predecessor period was zero since the SYU Assets have been shut in since 2015, without investing activities.

Cash Flows from Financing Activities. The net cash used in financing activities for the Company was less than $0.1 million for the three months ended March 31, 2025 (Successor), consisting of a vendor payment associated with Second PIPE Investment. The net cash provided by financing activities for the period January 1, 2024 through February 13, 2024 (Predecessor) was $22.5 million and net cash provided by financing activities for the period February 14, 2024 through March 31, 2024 (Successor) was $396.0 million, respectively, or a combined $418.5 million.

The Predecessor financing activities for the period January 1, 2024 through February 13, 2024 (Predecessor) consists of EM capital contributions financing the maintenance and operational readiness activities. The Successor financing activities for the period February 14, 2024 through March 31, 2024 (Successor) are comprised of the aggregate $440.2 million, net of $22.9 million of capitalized Business Combination transaction expenses, or $417.4 million net, less deposit paid to EM for the Term Loan of $18.8 million, payment of debt issuance costs of $1.5 million, and repayment of Flame non-convertible promissory notes - related parties for $1.1 million.

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

Off Balance Sheet Arrangements

As of March 31, 2025, the Company had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the combined financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities and transportation assets. Due to the natural of such assets, the onshore midstream facilities are presented within oil and gas properties, while the transportation assets are presented within other assets on the unaudited condensed consolidated balance sheets.

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

Asset Retirement Obligations. The Company’s ARO primarily relate to the future plugging and abandonment of oil and gas properties and related facilities. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the Company uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation, technical assessments of the assets, estimated amounts and timing of settlements, discount rates, and inflation rates.

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

Item 4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2025. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the quarterly period covered by this report there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.          Legal Proceedings.
Refer to Part I, Item 1, Note 8 — Commitments and Contingencies of this Quarterly Report for a full description of our material pending legal and regulatory matters.
Item 1A.          Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2024 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.          Defaults Upon Senior Securities.
None.
Item 4.          Mine Safety Disclosures.
Not Applicable.
Item 5.          Other Information.
During the three months ended March 31, 2025 (Successor), no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.          Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporate by Reference
Filing
No.	Description of Exhibit	Form	Exhibit	Date

3.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

10.1	Third Amendment to Purchase and Sale Agreement between Exxon Mobil Corporation, Mobil Pacific Pipeline Company and Sable Offshore Corp., dated as of March 11, 2024.	10-K	10.11	3/17/25

10.2	Fourth Amendment to Purchase and Sale Agreement between Exxon Mobil Corporation, Mobil Pacific Pipeline Company and Sable Offshore Corp., dated as of March 11, 2024.	10-K	10.12	3/17/25

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: May 9, 2025	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)