Form 10-Q
period 2025-06-30
Sable Offshore Corp.
filed 2025-08-12
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 11, 2025 there were 99,507,250 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except par values)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$247,141	$300,384
Restricted cash	35,634	35,388
Inventory and other	20,488	15,337
Prepaid expenses and other current assets	4,981	4,166
Total current assets	308,244	355,275
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,428,848	1,194,447
Less: Accumulated depreciation, depletion and amortization	(1,809)	—
Total oil and gas properties - net	1,427,039	1,194,447
Other, net	36,755	33,450
Total assets	$1,772,038	$1,583,172

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$185,769	$119,753
Senior Secured Term Loan including paid-in-kind interest, net	875,561	—
Other current liabilities	1,109	918
Total current liabilities	1,062,439	120,671
Warrant liabilities	121,090	126,941
Asset retirement obligations	105,507	99,683
Senior Secured Term Loan including paid-in-kind interest, net	—	833,542
Deferred tax liability	19,868	1,162
Other	17,507	16,988
Total liabilities	1,326,411	1,198,987
Commitments and Contingencies (Note 8)
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 99,482,250 and 89,310,996 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10	8
Additional paid-in capital	1,381,523	1,082,473
Accumulated deficit	(935,906)	(698,296)
Total Stockholders’ Equity	445,627	384,185
Total Liabilities and Stockholders’ Equity	$1,772,038	$1,583,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Successor		Successor		Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024
Revenue
Oil and gas sales	$—	$—	$—	$—	$—
Total revenue	—	—	—	—	—
Operating Expenses
Operations and maintenance expenses	50,398	26,294	84,841	33,612	7,320
Depletion, depreciation, amortization and accretion	3,172	2,724	6,193	4,101	2,627
General and administrative expenses	75,318	33,217	97,650	183,665	1,714
Total operating expenses	128,888	62,235	188,684	221,378	11,661
Loss from operations	(128,888)	(62,235)	(188,684)	(221,378)	(11,661)
Other expenses (income):
Change in fair value of warrant liabilities	(27,146)	81,178	(5,851)	79,415	—
Other (income) expense, net	(2,508)	(2,301)	(5,948)	(2,800)	128
Interest expense	21,009	19,175	42,019	28,976	—
Total other expense (income), net	(8,645)	98,052	30,220	105,591	128
Loss before income taxes	(120,243)	(160,287)	(218,904)	(326,969)	(11,789)
Income tax expense	7,823	5,149	18,706	18,572	—
Net loss	$(128,066)	$(165,436)	$(237,610)	$(345,541)	$(11,789)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	91,224,345	60,166,269	87,849,286	60,166,269	n/a
Basic and diluted net loss per Common Stock	$(1.40)	$(2.75)	$(2.70)	$(5.74)	n/a
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—December 31, 2024	89,310,996	$8	$1,082,473	$(698,296)	$384,185
Shared based compensation	27,362	—	6,065	—	6,065
Net loss	—	—	—	(109,544)	(109,544)
BALANCE—March 31, 2025	89,338,358	8	1,088,538	(807,840)	280,706
Issuance of Common Stock	10,000,000	1	282,559	—	282,560
Shared based compensation	143,892	1	10,426	—	10,427
Net loss	—	—	—	(128,066)	(128,066)
BALANCE—June 30, 2025	99,482,250	$10	$1,381,523	$(935,906)	$445,627

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949
Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	44,024,910	4	417,367	—	417,371
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Share based compensation	2,758,334	—	10,080	—	10,080
Net loss	—	—	—	(180,105)	(180,105)
BALANCE—March 31, 2024	62,924,603	6	525,695	(261,123)	264,578
Share based compensation	1,920,832	—	22,905	—	22,905
Net loss	—	—	—	(165,436)	(165,436)
BALANCE — June 30, 2024	64,845,435	$6	$548,600	$(426,559)	$122,047

Parent Net Investment

Predecessor:

For the period January 1, 2024 to February 13, 2024
BALANCE—January 1, 2024	$339,021
Contributions from parent	22,474
Net loss	(11,789)
BALANCE—February 13, 2024	$349,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor		Predecessor
(dollars in thousands)	Six Months Ended June 30, 2025	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024
Cash flows from operating activities:
Net loss	$(237,610)	$(345,541)	$(11,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	6,193	4,101	2,627
Stock-based compensation expense	16,492	69,285	—
Amortization of operating lease right-of-use asset	820	—	—
Amortization of debt issuance costs	311	503	—
Paid-in-kind interest	41,708	28,473	—
Deferred tax expense	18,706	18,572	—
Change in fair value of warrant liabilities	(5,851)	79,415	—
Changes in current assets and current liabilities, net of effect of acquisition:
Inventory and other	(3,458)	58	5,980
Prepaid expenses and other assets	(2,694)	(1,866)	—
Accounts payable and accrued liabilities	22,435	53,126	(7,922)
Due to related party	—	—	(11,370)
Net cash used in operating activities	(142,948)	(93,874)	(22,474)

Cash flows from investing activities:
Payments for capital expenditures	(192,982)	(4,131)	—
Cash paid for acquisition	—	(204,154)	—
Net cash used in investing activities	(192,982)	(208,285)	—

Cash flows from financing activities:
Capital contribution from parent	—	—	22,474
Private offering proceeds	295,000	440,249	—
Payment of equity issuance costs	(12,067)	(22,878)	—
Payment on Senior Secured Term Loan	—	(18,750)	—
Payment of debt issuance costs	—	(1,503)	—
Payment of non-convertible promissory notes—related parties	—	(1,129)	—
Net cash provided by financing activities	282,933	395,989	22,474
Net change in cash	(52,997)	93,830	—
Cash, cash equivalents and restricted cash, beginning of the period	335,772	53,334	—
Cash, cash equivalents and restricted cash, end of the period	$282,775	$147,164	$—

Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$247,141	$112,069	$—
Restricted cash	35,634	35,095	—
Total cash, cash equivalents and restricted cash	$282,775	$147,164	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2025

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

On May 19, 2025, the Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU's Platform Harmony to the Company's Las Flores Canyon (“LFC”). Additionally, on May 19, 2025 the Company also announced that with the completion of the Gaviota State Park anomaly repairs on the Las Flores Pipeline System (the “Onshore Pipeline”) on May 18, 2025, the Company completed its anomaly repair program on the Onshore Pipeline as specified by the Consent Decree, the governing document for the restart and operations of the Onshore Pipeline.

On May 21, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, TD Securities (USA) LLC and Jefferies LLC, as representatives of the several underwriters (the “Underwriters”), relating to the underwritten public offering of 8,695,654 shares of Common Stock (the “2025 Offering”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,304,346 additional shares of Common Stock. On May 23, 2025 the upsized underwritten public offering of 10,000,000 shares of Common Stock at the public offering price of $29.50 per share closed. Upon the closing of the 2025 Offering, associated marketing fees and legal fees of approximately $12.4 million were incurred, and were recognized as an offset to the proceeds from the 2025 Offering within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders' equity (deficit)/net parent investment as of June 30, 2025. The Company intends to use the approximately $282.6 million of net proceeds from the 2025 Offering for capital expenditures, working capital purposes and general corporate purposes.

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations since inception. The Company expects to continue to incur losses until it can recognize revenue in connection with the sale of production from the SYU Assets. As of June 30, 2025, the Successor reported unrestricted cash of $247.1 million and an accumulated deficit of $935.9 million. Additionally, the achievement of first production triggered the acceleration of the Senior Secured Term Loan maturity date to 240 days after the production restart date, or January 10, 2026. Accordingly, the Senior Secured Term Loan must be refinanced or otherwise paid in full by or prior to the maturity date.

Following the Closing Date and through June 30, 2025, management has addressed capital funding needs with the consummation of the Business Combination, the First PIPE Investment, the Second PIPE Investment, proceeds from the exercise of warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises), and net proceeds from the 2025 Offering. Management believes the Company has sufficient capital to maintain operations and resume pipeline operations, which would allow sales of production volumes from the SYU Assets. However, the Company’s plans for first sales are contingent upon approvals from state and local regulators. Additionally, if the Company’s estimates of the costs to reach first sales are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first sales and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses.

Due to the remaining regulatory and legal approvals necessary to resume pipeline operations and enable sales of production volumes, and lack of assurance that new financing, or refinancing of the Senior Secured Term Loan, will be available to the Company on commercially acceptable terms, if at all, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation. These unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2025 may not be representative of the financial results for the full year 2025.

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

Segment Reporting

Sable operates in a single reportable segment, oil and gas. The oil and gas segment is defined based on the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (“CODM”), our Chairman and Chief Executive Officer, to analyze financial performance and allocate resources. The CODM assesses performance and decides how to allocate resources based on net income (loss) presented in the unaudited condensed consolidated statements of operations.

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

Restricted Cash

The Company considers cash or cash equivalents that are legally restricted from use or withdrawal as restricted cash. In March of 2024, the Company entered into the Settlement Agreement (as defined below) in regards to the Grey Fox Matter (as defined below) (refer to Note 8 — Commitments and Contingencies for additional details regarding the Grey Fox Matter). Pursuant to the Settlement Agreement, the Company was required to deliver a irrevocable direct pay letter of credit (the “Letter of Credit”) in the amount of $35.0 million to the plaintiffs' counsel (the "Plaintiffs") in the Grey Fox Matter. The Letter of Credit was issued by JPMorgan Chase Bank, N.A. (“JPMorgan”) and required the Company to enter into a cash collateral agreement (the “Collateral Agreement”) with JPMorgan on May 7, 2024. Pursuant to the Collateral Agreement, the Company deposited $35.0 million into a collateral account (the “Collateral Account”), which is pledged as collateral to JPMorgan as the issuer of the Letter of Credit. Pursuant to the terms of the Settlement Agreement, the Plaintiffs in the Grey Fox Matter may draw upon the Letter of Credit at a future date upon satisfaction of certain conditions, and the funds held in the Collateral Account are legally restricted to reimburse JPMorgan for such draws, in addition to any related fees and expenses. Additionally, pursuant to the Settlement Agreement, the Company will pay interest on the $35.0 million to the Plaintiffs at the rate earned on the Collateral Account (the “Interest Payable”); provided however that the Company is entitled to reduce the Interest Payable by the ordinary and customary expenses charged to the Company from JPMorgan as the issuer of the Letter of Credit, capped at $0.4 million (1%) per annum. On September 17, 2024, the Court approved the Settlement Agreement, requiring the $35.0 million deposit in the Collateral Account and the related Interest Payable to be paid upon the final payment date.

On June 30, 2025, the Plaintiffs submitted a draw statement on the Letter of Credit in the amount of $35.0 million, and the Company paid the Plaintiffs directly the interest owed. On July 7, 2025, in accordance with the Settlement Agreement, J.P. Morgan & Co. processed the $35.0 million draw statement and wired the funds to Plaintiffs pursuant to the Letter of Credit. J.P. Morgan & Co. subsequently accepted the $35.0 million restricted cash as settlement in full of the obligations created by the draw of the Letter of Credit, all as contemplated by the Settlement Agreement.

Prior to payment, the related Interest Payable was not legally restricted and was available for the Company's use. However, the Company has adopted an accounting policy to consider interest that is both (i) earned on cash that is legally restricted in relation to a legal settlement and (ii) payable as a part of such settlement, such as the Interest Payable, restricted for presentation purposes. Accordingly, the $35.0 million deposit in the Collateral Account and the related Interest Payable are presented within the restricted cash balance presented on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and restricted cash deposits with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. At June 30, 2025 and December 31, 2024, the Company did not experience losses on this account.

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

During the period from January 1, 2024 through February 13, 2024 (Predecessor), there were no related party transactions, except for the management and administrative services. SYU previously received management and administrative services from EM, a portion of which was attributable to SYU. Additionally, cash that was received on behalf of SYU by EM created a receivable for SYU, while expenditures made by EM on behalf of SYU created a payable for SYU. The net receivable or payable from all cash activity attributable to SYU is reflected as Due to related party. Refer to Note 5 — Related Party Transactions for related party disclosures.

Property, Plant and Equipment

Cost Basis. The Company's oil, natural gas and NGL producing activities are accounted for under the successful efforts method of accounting. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where sufficient progress assessing the reserves and the economic and operating viability of the project is being made. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.

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

SYU had previously been shut in since 2015 due to a pipeline incident but was maintained to preserve it in an operation-ready state. Thus, no depreciation, depletion or amortization was recognized prior to achieving first production on May 15, 2025. The Company produced oil volumes during the three months ended June 30, 2025 and accordingly recognized $1.8 million of depreciation, depletion, and amortization expense, which has been capitalized as Inventory and other on the unaudited condensed balance sheet (see further discussion below of Oil Inventory) as the produced oil volumes have been retained within the Company's storage tanks as of June 30, 2025.

Depreciation, depletion, amortization, and accretion expense for oil and gas properties recognized on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor) and the period February 14, 2024 through June 30, 2024 (Successor) consisted of asset retirement obligation related accretion expense in the amount of $3.0 million, $5.8 million, $2.7 million and $4.1 million, respectively, and depreciation on other property and equipment of $0.2 million, $0.4 million, zero and zero, respectively.

Depreciation, depletion, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million for the period from January 1, 2024 through February 13, 2024 (Predecessor).

The Company had net capitalized costs related to oil and gas properties and related equipment of $1.4 billion as of June 30, 2025 and $1.2 billion as of December 31, 2024.

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

There were no impairments recognized during the six months ended June 30, 2025 (Successor), or the periods February 14, 2024 through June 30, 2024 (Successor) and January 1, 2024 through February 13, 2024 (Predecessor).

Materials and supplies

Materials and supplies are valued at the lower of cost or net realizable value and presented as a component of Inventory and other on the unaudited condensed consolidated balance sheet.

Oil Inventory

As referenced above, the Company announced that it restarted production at SYU on May 15, 2025, and began flowing oil production to LFC storage facilities. As a result, the Company recognized short term oil inventory as of June 30, 2025. FASB ASC Topic 330—Inventory (“ASC 330”) dictates that inventory shall initially be valued at the price paid or consideration given to acquire an asset. By analogy, the Company capitalized the costs incurred that were directly attributable to producing and transporting the production to the onshore storage tanks, including associated depreciation, depletion, and amortization. Oil inventory is presented as a component of Inventory and other on the unaudited condensed consolidated balance sheet.

The Company has oil inventory storage capacity of 540 MBbls onshore at LFC. The Company generally expects the inventory volumes to fluctuate over time to maintain optimal operational efficiencies. The ending volume of inventory that remains in the onshore storage tanks is measured at the current period’s cost, and a lower of cost or net realizable value assessment is performed for each reporting period.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Accounts payable	$62,158	$16,806
Accrued operations expenditures	88,611	67,909
Legal settlement payable	35,000	35,038
Total accounts payable and accrued liabilities	$185,769	$119,753

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

ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods. Utilizing provisions of ASC 740, the Company's effective tax rate was negative 6.5%, negative 8.5%, negative 3.2% and negative 5.7% for the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor) and the period February 14, 2024 through June 30, 2024 (Successor), respectively. The effective tax rate differs from the statutory tax rate of 21% due primarily to changes in valuation allowance on the deferred tax assets and disallowed expenses. No income taxes were allocated to the Predecessor as it was not a taxable legal entity.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation on qualified property acquired and placed in service after January 19, 2025. Per ASC 740, the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted is required. The Company is currently reviewing what impact, if any, the OBBBA will have on the Company's tax estimates.

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

The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Successor				Predecessor
(dollars in thousands, except per share amounts)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024
Net loss	$(128,066)	$(165,436)	$(237,610)	$(345,541)	$(11,789)
Weighted average shares outstanding—Basic and diluted	91,224,345	60,166,269	87,849,286	60,166,269	n/a
Net loss per share—Basic and diluted	$(1.40)	$(2.75)	$(2.70)	$(5.74)	n/a

The diluted net loss per share calculation excludes the anti-dilutive effect of 8,987,062 warrants and 10,460,465 restricted share units for the three and six months ended June 30, 2025 (Successor), and 25,431,341 warrants and 4,679,166 restricted shares for the three months ended June 30, 2024 (Successor) and for the period from February 14, 2024 through June 30, 2024 (Successor).

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

Note 4 — Asset Retirement Obligations

The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

(in thousands)	June 30, 2025	December 31, 2024
Beginning balance	$99,683	$—
Acquisition of SYU	—	90,073
Accretion	5,824	9,610
Ending balance	$105,507	$99,683

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

The Senior Secured Term Loan matures on the earliest to occur of (i) 12:00:01 a.m. (Central Time) on January 1, 2027 (ii) 90 days after Restart Production (i.e., 240 days after first production from the wells) as defined in the Sable-EM Purchase Agreement or (iii) acceleration of the Senior Secured Term Loan in accordance with its terms. On May 19, 2025, the Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU’s Platform Harmony to LFC. This action triggered acceleration of the term loan maturity date to 240 days after the production restart date, or January 10, 2026. Since the Senior Secured Term Loan is now due in less than twelve months, it has been classified as a short-term debt obligation on the unaudited condensed consolidated balance sheet as of June 30, 2025.

The Senior Secured Term Loan, dated as of the Closing Date, by and among Sable, EM, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender, requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day management of our business, subject to the right of the holder of such indebtedness to approve his replacement, with such approval not to be unreasonably withheld.

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

Debt consisted of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Senior Secured Term Loan, including paid-in-kind interest	$875,872	$—
Less: Debt issuance costs, net	(311)	—
Total short-term debt, net	875,561	—
Senior Secured Term Loan, including paid-in-kind interest	—	834,165
Less: Debt issuance costs, net	—	(623)
Total long-term debt, net	$—	$833,542

For the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor) and for the period from February 14, 2024 through June 30, 2024 (Successor), the Company incurred interest expense of $21.0 million, $42.0 million, $19.2 million and $29.0 million, respectively, which is included as interest expense on the unaudited condensed consolidated statements of operations and the paid-in-kind interest is accrued and included in the Senior Secured Term Loan on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. For the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor) and for the period from February 14, 2024 through June 30, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately 10.0%.

Note 7 — Warrants

There were 8,987,062 warrants outstanding as of June 30, 2025 and December 31, 2024. There were no changes in the number of warrants outstanding for the three and six months ended June 30, 2025 (Successor). The table below reflects warrant activity since the Closing:

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants at February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370
Transferred	1,609,564	(1,609,564)	—	—
Exercised	(15,957,820)	(459,744)	—	(16,417,564)
Redemptions	(26,715)	—	—	(26,715)
Outstanding Warrants as of June 30, 2025 and December 31, 2024	—	5,680,692	3,306,370	8,987,062

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

During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 459,744 Private Placement Warrants on a cashless basis for 212,637 shares of Common Stock. These exercises were accounted for in accordance with ASC Topic 480 in the same manner as exercises of Public Warrants described above. There were no Private Placement warrants exercised during the three and six months ended June 30, 2025 (Successor).

The Private Placement Warrants and Working Capital Warrants that remain outstanding at June 30, 2025 and December 31, 2024 are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor's unaudited condensed consolidated statements of operations (refer to Note 11 — Fair Value Measurements).

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

On May 1, 2024, the United States District Court for the Central District of California entered an order granting preliminary approval of the Settlement Agreement, and thus, on May 9, 2024, the Company made the initial $35.0 million payment into the Qualified Settlement Fund and delivered the $35.0 million Letter of Credit to plaintiffs' counsel. On September 17, 2024, the court approved the Settlement Agreement in full. On June 30, 2025, the Plaintiffs submitted a draw statement on the irrevocable direct pay letter of credit in the amount of $35.0 million, and the Company paid the Plaintiffs directly the interest owed. On July 7, 2025, in accordance with the Settlement Agreement, J.P. Morgan & Co. processed the $35.0 million draw statement and wired the funds to Plaintiffs pursuant to the Letter of Credit. J.P. Morgan & Co. subsequently accepted the $35.0 million restricted cash as settlement in full of the obligations created by the draw of the Letter of Credit, all as contemplated by the Settlement Agreement.

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

The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to restart pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. The Demurrer and Motion to Strike are set for hearing in September 2025. Sable and PPC intend to defend the case vigorously.

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

On December 20, 2024, the U.S. Department of Justice (in its capacity as counsel for the BSEE) filed a motion for voluntary remand without vacatur of BSEE’s November 2023 extension. A hearing on the motion for voluntary remand took place on March 21, 2025, and the court denied the motion. All parties have filed cross-motions for summary judgment and responses, which are pending before the court, and on July 10, 2025, the court ordered the parties to submit supplemental briefs on issues directed by the court, which have now been filed.

Office of State Fire Marshal Matters

On December 17, 2024, the California Office of the State Fire Marshal (“OSFM”) issued two “Letters of Decision” approving Sable’s implementation of enhanced pipeline integrity standards for the Onshore Pipeline. In recognition of the measures, OSFM granted state waivers of certain regulatory requirements related to cathodic protection and seam weld corrosion for the Onshore Pipeline. The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”), on February 11, 2025, delivered notices to OSFM that PHMSA does not object to OSFM’s December 17, 2024 Letters of Decision approving the implementation of these enhanced integrity standards for the Onshore Pipeline or OSFM’s granting of state waivers of certain regulatory requirements related to cathodic protection and seam weld corrosion for the Onshore Pipeline.

On April 15, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against the OSFM (as Defendant) and Sable and PPC (as Real Parties in Interest) in the Superior Court of Santa Barbara County (Case No. 25-cv-02244) alleging the OSFM’s issuance of the Letters of Decision violated the California Environmental Quality Act (“CEQA”) as well as state and federal pipeline safety laws and seeking a temporary restraining order (the “CBD-OSFM Lawsuit”). On the same day, the Environmental Defense Center, on behalf of various non-profits, filed a complaint against the OSFM (as Defendant) and Sable and PPC (as Real Parties in Interest) in the Superior Court of Santa Barbara County (Case No. 25-cv-02247) alleging the OSFM’s issuance of the Letters of Decision violated CEQA and constituted an abuse of discretion while also seeking a temporary restraining order (the “EDC-OSFM Lawsuit” and, together with the CBD-OFSM Lawsuit, the “OSFM Lawsuits”).

On June 3, 2025, the Santa Barbara County Superior Court Judge presiding over the OSFM Lawsuits issued an order preventing OSFM from issuing any further authorizations for the Las Flores Pipeline System and preventing Sable from restarting the Las Flores Pipeline System until a hearing could be held on an order for OSFM to show cause why a preliminary injunction should not be issued. A hearing was held on July 18, 2025, and on July 29, 2025, the court entered an order granting petitioners’ application for issuance of preliminary injunction in part, ruling that, absent further order of the court, Sable may restart the Las Flores Pipeline System 10 days after Sable files notice that Sable has received all necessary approvals and permits for restart. The court clarified that Sable is not prevented from taking steps toward restarting the Las Flores Pipeline, and that the OSFM is not prevented from taking steps it finds appropriate in its regulatory capacity with respect to Sable’s restart plans as contemplated by the federal consent decree.

California Coastal Commission Matter

On February 18, 2025, Sable filed Complaint for Damages and Declaratory and Injunctive Relief in Santa Barbara County Superior Court alleging the California Coastal Commission (the “Commission”) (i) violated Article I, Section 19 of the California Constitution and the takings Clause of the Fifth and Fourteenth Amendments to the U.S. Constitution in issuing certain Notices of Violation (File Nos. V-9-24-0152 and V-9-25-0013) (“NOVs”) and Executive Director Cease and Desist Order No. ED-24-CD-02 (“2024 EDCDO”) relating to alleged unpermitted development activities by the Company in the California coastal zone; and (ii) impaired the Company’s vested rights in issuing the NOVs and EDCDO. The Company seeks the following relief: (a) a declaration that the Commission’s NOVs and EDCDO are unlawful; (b) preliminary and permanent injunctions prohibiting the Commission from taking any action to enforce the NOVs and the EDCDO; (c) unspecified damages for the Commission’s taking of the Company’s property; (d) attorneys’ fees; and (e) the Company’s costs of the suit. Counsel for the Commission filed a Demurrer to the Company’s complaint on April 10, 2025, which at a hearing on June 18, 2025 was sustained with respect to Sable's action for declaratory relief under California Public Resources Code §30803 and otherwise overruled by the court as to the other five causes of action.

Also on February 18, 2025, the Commission issued Executive Director Cease and Desist Order No. ED-25-CD-01 (“2025 EDCDO”) and a Notice of Intent to Commence Proceedings for Commission Cease and Desist Order, Restoration Order, and Administrative Penalty Order relating to alleged unpermitted development activities by the Company in the California coastal zone. On April 10, 2025, the Commission voted to issue a Cease-and-Desist Order, Restoration Order, and Administrative Penalty Order (“CDO”), which included the imposition of an approximately $18.0 million administrative penalty on the Company, in connection with such alleged unpermitted development by the Company in the California coastal zone. The Company does not believe this penalty is lawful and has not recognized any accrued expense for the three months ended June 30, 2025. The Company is committed to contesting the claims and intends to vigorously defend the Company's interests.

The Company filed a Verified Amended Petition for Writ of Mandamus and Complaint for Damages and Declaratory and Injunctive Relief on April 16, 2025. On April 16, 2025, counsel for the Commission filed a Cross Complaint for Declaratory and Injunctive Relief seeking a judicial declaration ordering the Company to comply with the CDO. An Ex Parte Application for Order to Show Cause and Temporary Restraining Order was also filed by counsel for the Commission (as Cross-Plaintiff) on April 16, 2025, seeking a Temporary Restraining Order (“TRO”) and further injunctive relief against the Company (as Cross-Defendants) restraining the Company from violating the CDO. The court denied the Commission’s Ex Parte Application at a hearing on April 17, 2025. The court further set the Commission’s Motion for Preliminary Injunction for hearing on May 14, 2025, which the court later moved to May 28, 2025. On April 22, 2025, counsel for the Commission filed a Petition for Stay, Writ of Supersedeas, or Other Appropriate Order, and Request for Temporary Stay with the Second Division California Court of Appeal, seeking a temporary stay of the Santa Barbara County Superior Court’s denial of the Commission’s request for a TRO and an order requiring Sable to comply with the CDO. On May 15, 2025, the Court of Appeal denied the Commission’s Petition. On May 28, 2025, the court granted the Commission’s application for issuance of a preliminary injunction and on July 9, 2025, the court denied Sable’s motion to stay the CDO. The matter is set for trial on October 16-17 and 20-21, 2025.

BOEM Matter

On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; the Bureau of Ocean Energy Management (“BOEM”); and Douglas Boren, BOEM Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asks for the court: to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable was not named as a party to the case, but on June 10, 2025, the court granted Sable’s motion to intervene as a defendant to become a party to the lawsuit, and Sable vigorously contests the plaintiffs’ allegations. On July 21, 2025, Sable filed a motion to dismiss this case.

County Permit Transfer Matter

Sable Offshore et al. v. County of Santa Barbara et al. — on May 8, 2025, Sable Offshore Corp., Pacific Pipeline Company, Pacific Offshore Pipeline Company, together with Exxon Mobil Corporation, Mobil Pacific Pipeline Company, and ExxonMobil Pipeline Company filed suit against the County of Santa Barbara and its Board of Supervisors (the Environmental Defense Center and various non-profits have since joined as intervening defendants). The action seeks declaratory and injunctive relief, as well as damages, arising from the County’s failure to name the Sable affiliates above as the owner, operator, and guarantor under the final development permits for the SYU, POPCO Facility, and Pipelines, replacing the prior owner, operator, and guarantors, the Exxon Mobil affiliates named above.

The permit transfers at issue were approved in October 2024 by the County of Santa Barbara’s Planning Commission pursuant to Santa Barbara County Code Chapter 25B. That approval was appealed by various environmental advocacy groups to the Board of Supervisors. On February 25, 2025, the Board heard the appeals but, despite a County staff recommendation to reject them, did not decide them, splitting 2-2 in a tie vote. As the appeals did not reverse the Planning Commission’s decision, Sable thereafter sought the permit transfers from the County; however, the County did not transfer the permits and the lawsuit followed.

The case is proceeding in stages, with petitioners’ first, second, and third causes of action (seeking to require the County to transfer the permits) set for a summary judgment hearing on September 12, 2025, and petitioners’ remaining claims seeking damages and alleging constitutional violations deferred until after resolution of the first three claims.

Johnson Class Action

Tracy Johnson v. Sable Offshore Corp. et al. — on July 28, 2025, shareholder Tracy Johnson filed a putative class action complaint against the Company in the Central District of California (Case No. 2:25-cv-06869) The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, on behalf of a putative class of investors who purchased Sable’s common stock between May 19, 2025 and June 3, 2025, when the Company engaged in a public offering. The complaint names as defendants the Company, certain of its officers, and the Company’s underwriters in the offering. The complaint alleges, among other things, that the Company and certain of its officers made false and misleading statements and failed to disclose certain information regarding the Company’s business activities at the Santa Ynez Unit, and the time at which it began flowing oil to Las Flores Canyon. The plaintiffs seek damages, costs, expenses, expert and attorneys’ fees, and other unspecified equitable relief. The case is at a preliminary stage. The Company and the other defendants intend to vigorously defend against the claims in this lawsuit.

Note 9 — Stockholders' Equity (Successor)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were 99,482,250 and 89,310,996 shares issued and outstanding, respectively.

The following summarizes the shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
First PIPE Investment	44,024,910
Total shares outstanding at close	60,166,269
Note: Table excludes Private Placement Warrants, Working Capital Warrants convertible into Common Stock, and 10,460,465 shares of restricted stock units that were granted under the Company's Incentive Plan after the Closing but have not yet vested.

Founders Shares. 7,187,500 shares of Common Stock held by the initial stockholders (“Founders Shares”) are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) February 13, 2025 or (B) subsequent to February 14, 2024, (x) if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after February 14, 2024, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (such restrictions on transfer, the “Restrictions”). The stock performance conditions described in (B) above were satisfied on August 9, 2024 and, accordingly, the Restrictions no longer apply to the Founder Shares.

Equity Issuance. On September 26, 2024, the Company issued 7,500,000 shares of Common Stock for $150.0 million in gross proceeds in connection with the Second PIPE Investment. Upon the closing of the Second PIPE Investment, an associated marketing and legal fees of approximately $7.8 million, was paid in full, and was recognized as an offset to the proceeds from the Second PIPE investment within Additional paid-in capital in the unaudited condensed consolidated balance sheets and statements of stockholders' equity (deficit)/net parent investment as of June 30, 2025 and December 31, 2024, respectively.

On May 23, 2025, the Company closed an upsized underwritten public offering of 10,000,000 shares of Common Stock at the public offering price of $29.50 per share. Upon the closing of the 2025 Offering, associated marketing fees and legal fees of approximately $12.4 million were incurred, and were recognized as an offset to the proceeds from the 2025 Offering within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders' equity (deficit)/net parent investment as of June 30, 2025. The Company intends to use the approximately $282.6 million of net proceeds from the 2025 Offering for capital expenditures, working capital purposes and general corporate purposes.

Transportation Assets. As discussed in Note 5 — Related Party Transactions, on October 3, 2024, the Company purchased transportation assets and related equipment in exchange for 600,000 shares of the Company's Common Stock, valued at $15.2 million.

Warrants Exercised. During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 15,957,820 Public Warrants for 15,957,820 shares of Common Stock resulting in approximately $183.5 million in cash proceeds to the Company. Additionally, 459,744 Private Placement Warrants were exercised on a cashless exercise basis for 212,637 shares of Common Stock. Refer to Note 7 — Warrants for further discussion of warrant related activities.

Note 10 — Stock-Based Compensation

On February 12, 2024, the Company’s stockholders approved a stock-based compensation plan (the “Incentive Plan”) to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The Predecessor had no equity compensation plans or outstanding equity awards specific to the SYU Assets. The total stock-based compensation expense is included on the unaudited condensed consolidated statements of operations based upon the job function of the employees receiving the grants as follows:

	Successor
(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	February 14, 2024—June 30, 2024
Operations and maintenance expenses	$1,576	$1,933	$3,177	$1,933
General and administrative expenses	8,851	20,972	13,315	67,352
Total	$10,427	$22,905	$16,492	$69,285

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

The Plan Administrator has the authority to take all actions and make all determinations under the Incentive Plan, to interpret the Incentive Plan and award agreements and to adopt, amend and repeal rules for the administration of the Incentive Plan as it deems advisable. The Plan Administrator will also have the authority to, among other things, determine which eligible service providers receive awards, grant awards, set the terms and conditions of all awards under the Incentive Plan, including any performance goals, vesting and vesting acceleration provisions, subject to the conditions and limitations in the Incentive Plan, accelerate vesting requirements, waive or amend performance goals and other restrictions, and amend award agreements. As of June 30, 2025, 896,658 share-based awards were authorized and available for grant by the Plan Administrator under the Successor's Incentive Plan.

Restricted Stock Awards

On the Closing Date, and in connection with the executive officers' employment agreements, the Company granted 650,000 shares of restricted Common Stock to each of the Company's executive officers (other than Mr. Flores), which vested on the May 15, 2025, restart of production from the SYU Assets. The executive officer awards are subject to a three-year lock-up provision.

During March 2024, the Plan Administrator authorized the grant of 158,334 shares of restricted Common Stock in the aggregate to the independent members of the Board for their contributions towards closing the Business Combination and for their service on the Board. These restricted shares vested 12 months after the grant date.

Additionally, 2,212,190 shares of restricted Common Stock, net of forfeitures, were granted to employees of the Company following the closing of the Business Combination through June 30, 2025. These restricted shares vested on the May 15, 2025, restart of production from the SYU Assets. All of the executive officer awards, the awards granted to the members of the Board, and the awards granted to employees of the Company following the closing of the Business Combination are restricted stock awards to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and was recorded as compensation expense ratably over the vesting terms. Forfeitures are recognized as they occur.

The following table summarizes restricted stock award activity for the six months ended June 30, 2025 (Successor), and for the period February 14, 2024 through June 30, 2024 (Successor):

	Successor
	Six Months Ended June 30, 2025		February 14, 2024—June 30, 2024
		Weighted-average grant date fair value		Weighted-average grant date fair value
	Shares		Shares
Non-vested, beginning of the period	4,874,270	$11.99	—	$—
Granted	202,885	25.57	4,679,166	11.61
Vested	(4,970,524)	12.56	—	—
Forfeited	(106,631)	11.46	—	—
Non-vested, end of the period	—	$—	4,679,166	$11.61

There was no unrecognized stock-based compensation expense associated with restricted stock awards at June 30, 2025 (Successor).

Restricted Stock Units

On April 25, 2025, the Compensation Committee approved long-term incentive grants of up to 10,653,076 restricted stock units to our CEO, executive officers and other employees of the Company. The restricted stock units will vest over nine, five or three-year periods and generally will vest ratably and annually beginning on the one-year anniversary of the grant date. The associated restricted stock unit agreements also include dividend equivalent rights, which entitle the grantee to the aggregate value of the dividends declared on the Common Stock, if any, whose dividend record date occurs during the period from the grant date until the day before the applicable settlement date for such vested restricted stock unit. Each annual vesting of restricted stock units (and the right to receive the corresponding dividend equivalent amount) is subject to continued service by the grantee. Restricted stock units that were granted to our executive officers and other members of management of the Company are to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock units is established by the market price on the date of grant and was recorded as compensation expense ratably over the vesting terms. Forfeitures are recognized as they occur.

Restricted stock units were initially granted during the three months ended June 30, 2025 (Successor). No restricted stock units were granted during the three months ended June 30, 2024 (Successor), the period February 14, 2024 through June 30, 2024 (Successor), or the period January 1, 2024 through February 13, 2024 (Predecessor).

The following table summarizes restricted stock unit activity for the three months and six months ended June 30, 2025 (Successor):

	Successor
		Weighted-average grant date fair value
	Shares
Non-vested, beginning of the period	—	$—
Granted	10,460,465	20.34
Vested	—	—
Forfeited	—	—
Non-vested, end of the period	10,460,465	$20.34

There was $208.6 million unrecognized stock-based compensation expense associated with unvested restricted stock units at June 30, 2025, which is to be recognized over the weighted average remaining life of 5.3 years.

Other Stock Awards

On April 25, 2025, the Compensation Committee approved an annual grant of 25,000 shares of Common Stock to each of the Company's three non-employee directors as compensation for service on the Board. These Board stock awards had a weighted-average grant date fair value of $19.82 per share, resulting in $1.5 million in compensation expense, which was recognized during the three months ended June 30, 2025 (Successor).

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

Recurring Fair Value Measurements

The following tables presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair Value as of December 31, 2024	$—	$833,542	$79,263	$47,678	$960,483
Additions	—	21,010	—	—	21,010
Change in valuation inputs or other assumptions	—	—	13,492	7,803	21,295
Fair Value as of March 31, 2025	—	854,552	92,755	55,481	1,002,788
Additions	—	21,009	—	—	21,009
Change in valuation inputs or other assumptions	—	—	(17,325)	(9,821)	(27,146)
Fair Value as of June 30, 2025	$—	$875,561	$75,430	$45,660	$996,651

(in thousands)	Public Warrants (Level 1)	Senior Secured Term Loan (Level 2)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Liabilities Fair Value
Fair Value as of February 14, 2024	$39,962	$761,401	$19,813	$—	$821,176
Additions	—	9,801	—	10,283	20,084
Change in valuation inputs or other assumptions	(2,875)	—	550	562	(1,763)
Fair Value as of March 31, 2024	37,087	771,202	20,363	10,845	839,497
Additions	—	19,175	—	—	19,175
Change in valuation inputs or other assumptions	24,294	—	37,839	19,045	81,178
Fair Value as of June 30, 2024	$61,381	$790,377	$58,202	$29,890	$939,850

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor) or for the period from February 14, 2024 through June 30, 2024 (Successor).

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

Senior Secured Term Loan

As of June 30, 2025 and December 31, 2024, the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.

Warrant Liabilities

Prior to the Redemption, the Public Warrants were measured at the observable quoted price in active markets. Refer to Note 7 — Warrants for details regarding the Warrant exercises and redemptions for the period from February 14, 2024 through December 31, 2024 (Successor). The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company's unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor), the period from February 14, 2024 through June 30, 2024 (Successor) and the period January 1, 2024 through February 13, 2024 (Predecessor).

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

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of June 30, 2025.

Inputs	June 30, 2025
Stock price	$21.98
Strike price	$11.50
Term (in years)	0.65
Volatility	85.0%
Risk-free rate	4.10%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of June 30, 2025.

Inputs	June 30, 2025
Stock price	$21.98
Strike price	$11.50
Term (in years)	3.63
Volatility	55.0%
Risk-free rate	3.65%
Dividend yield	0.00%

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

Inputs	December 31, 2024
Stock price	$22.90
Strike price	$11.50
Term (in years)	4.12
Volatility	45.0%
Risk-free rate	4.24%
Dividend yield	0.00%

Note 12 — Supplemental Cash Flow Information

The following table provides supplemental disclosure of substantive cash flow information:

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2025	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$—	$765,018	$—
Supplies and materials	—	16,637	—
Accrued liabilities	—	129	—
Deferred tax liability	—	1,209	—
Asset retirement obligation assumed	—	90,073	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	4,621	—

Right-of-use assets obtained in exchange for operating lease liabilities	501	756	—
Change in capital expenditures included in accounts payable and accrued liabilities	43,297	3,607	—
Capitalization of depletion to inventory	1,809	—	—
Change in accrued equity issuance costs	373

Note 13 — Subsequent Events

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

2025 Offering

On May 21, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, TD Securities (USA) LLC and Jefferies LLC, as representatives of the several underwriters (the “Underwriters”), relating to the underwritten offering of 8,695,654 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company (the “2025 Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,304,346 additional shares of Common Stock.

On May 23, 2025 the upsized underwritten public offering of 10,000,000 shares of Common Stock at the public offering price of $29.50 per share closed. Upon the closing of the 2025 Offering, associated marketing fees and legal fees of approximately $12.4 million were incurred, and were recognized as an offset to the proceeds from the 2025 Offering within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders' equity (deficit)/net parent investment as of June 30, 2025. The Company intends to use the approximately $282.6 million of net proceeds from the 2025 Offering for capital expenditures, working capital purposes and general corporate purposes.

SYU Assets

Beginning in 1968 and over the course of 14 years, EM consolidated more than a dozen offshore federal oil leases and organized them into a streamlined production unit known as SYU. SYU consists of three offshore platforms and a wholly owned onshore processing facility located along the Gaviota Coast at Las Flores Canyon in Santa Barbara County, California. SYU’s onshore facilities and the three offshore platforms remained in continuous operation until 2015. In May

2015, an onshore pipeline operated by Plains All American Pipeline, L.P. (“Plains”) that transported produced oil from SYU experienced a leak. The SYU offshore platforms and facilities suspended production after the incident, the SYU Assets were shut in and the facilities were placed in a safe state. Prior to May 15, 2025, the offshore facilities had not produced oil and gas since May 2015; however, all equipment remained in place in an operation-ready state, requiring ongoing inspections, maintenance and surveillance. As part of these efforts, all equipment was drained, flushed and purged in 2016. All hydrocarbon pipelines within SYU were placed in a safe state and regularly monitored. In 2020, Plains entered into a Consent Decree, that provides a path for a potential restart of the Onshore Pipeline.

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

Recent Events

Production Restart

On May 19, 2025, the Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU's Platform Harmony to the Company's Las Flores Canyon (“LFC”). Additionally, on May 19, 2025 the Company also announced that with the completion of the Gaviota State Park anomaly repairs on the Las Flores Pipeline System (the “Onshore Pipeline”) on May 18, 2025, the Company completed its anomaly repair program on the Onshore Pipeline as specified by the Consent Decree, the governing document for the restart and operations of the Onshore Pipeline.

Office of the State Fire Marshal

On December 17, 2024, the California Office of the State Fire Marshal (“OSFM”) issued two “Letters of Decision” approving Sable’s implementation of enhanced pipeline integrity standards for the Onshore Pipeline. In recognition of these robust measures, OSFM granted state waivers of certain regulatory requirements related to cathodic protection and seam weld corrosion for the Onshore Pipeline. The U.S. Department of Transportation Pipeline and Hazardous Materials Safety Administration (“PHMSA”), on February 11, 2025, delivered notices to OSFM that PHMSA does not object to OSFM’s December 17, 2024 Letters of Decision approving the implementation of enhanced integrity standards for the Onshore Pipeline or OSFM’s granting of state waivers of certain regulatory requirements related to cathodic protection and seam weld corrosion for the Onshore Pipeline.

On June 3, 2025, the Santa Barbara County Superior Court Judge presiding over the OSFM Lawsuits issued an order preventing OSFM from issuing any further authorizations for the Las Flores Pipeline System and preventing Sable from restarting the Las Flores Pipeline System until a hearing could be held on an order for OSFM to show cause why a preliminary injunction should not be issued. A hearing was held on July 18, 2025, and on July 29, 2025, the court entered an order granting petitioners’ application for issuance of preliminary injunction in part, ruling that, absent further order of the court, Sable may restart the Las Flores Pipeline System ten (10) court days after Sable files notice that Sable has received all necessary approvals and permits for restart. The court clarified that Sable is not prevented from taking steps toward restarting the Las Flores Pipeline, and that the OSFM is not prevented from taking steps it finds appropriate in its regulatory capacity with respect to Sable’s restart plans as contemplated by the federal consent decree.

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

On February 18, 2025, Sable filed a complaint against the Commission in the Superior Court of the State of California for the County of Santa Barbara (Case No. 25CV00974). In the complaint, Sable challenges the Commission’s prior Notices of Violations and Executive Director Cease and Desist Order as procedurally improper and asserts that Commission lacks authority to prohibit work authorized by existing permits. Sable seeks a declaration that the Commission's actions are unlawful, an injunction prohibiting further enforcement actions by the Commission, damages for the alleged taking of property rights, and attorneys' fees and costs. The Commission proceeded to issue an Executive Director Cease and Desist Order to Sable on February 18, 2025. Sable’s pipeline repair operations continued.

On April 10, 2025 the Commission voted to issue a Cease-and-Desist Order, Restoration Order, and Administrative Penalty Order (“CDO”), which included the imposition of an approximately $18.0 million administrative penalty on the Company, in connection with the previously described alleged unpermitted development undertaken by the Company in the California coastal zone. The Company does not believe this penalty is lawful. The Company is committed to contesting the claims and intends to vigorously defend the Company's interest.

The Company filed a Verified Amended Petition for Writ of Mandamus and Complaint for Damages and Declaratory and Injunctive Relief on April 16, 2025. On April 16, 2025, counsel for the Commission filed a Cross Complaint for Declaratory and Injunctive Relief seeking a judicial declaration ordering the Company to comply with the CDO. An Ex Parte Application for Order to Show Cause and Temporary Restraining Order was also filed by counsel for the Commission (as Cross-Plaintiff) on April 16, 2025, seeking a Temporary Restraining Order (“TRO”) and further injunctive relief against the Company (as Cross-Defendants) restraining the Company from violating the CDO. The court denied the Commission’s Ex Parte Application at a hearing on April 17, 2025. The court further set the Commission’s Motion for Preliminary Injunction for hearing on May 14, 2025, which the court later moved to May 28, 2025. On April 22, 2025, counsel for the Commission filed a Petition for Stay, Writ of Supersedeas, or Other Appropriate Order, and Request for Temporary Stay with the Second Division California Court of Appeal, seeking a temporary stay of the Santa Barbara County Superior Court’s denial of the Commission’s request for a TRO and an order requiring Sable to comply with the CDO. On May 15, 2025, the Court of Appeal denied the Commission’s Petition. On May 28, 2025, the court granted the Commission’s application for issuance of a preliminary injunction and on July 9, 2025, the court denied Sable’s motion to stay the CDO. The matter is set for trial on October 16-17 and 20-21, 2025.

BOEM Matter

On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; the Bureau of Ocean Energy Management (“BOEM”); and Douglas Boren, BOEM Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asks for the court: to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable was not named as a party to the case, but on June 10, 2025, the court granted Sable’s motion to intervene as a defendant to become a party to the lawsuit, and Sable vigorously contests the plaintiffs’ allegations. On July 21, 2025, Sable filed a motion to dismiss this case.

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

Results of Operations

The comparability of our operating results for the three and six months ended June 30, 2025 (Successor), the three months ended June 30, 2024 (Successor), the period February 14, 2024 through June 30, 2024 (Successor), and for the period January 1, 2024 through February 13, 2024 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. The entirety of our activity since inception through the Closing Date were related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (Refer to Note 1 — Organization, Business Operations, and Going Concern).

Following the Closing Date, all of our operations have focused on restarting production sales from the SYU Assets. We lack the ability to generate any operating revenues until we receive the necessary regulatory and legal approvals to restart production sales. Our only source of non-operating income is generated in the form of interest income on cash and cash equivalents. We also expect to continue to incur additional expenses as a result of being an operating public company, including for legal, accounting and compliance expenses.

Three Months Ended June 30, 2025 (Successor) vs. Three Months Ended June 30, 2024 (Successor)

The following table presents selected unaudited condensed consolidated financial results of operations for the Successor periods presented.

	Successor		Increase (Decrease)
(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$	%
Revenue
Oil and gas sales	$—	$—	$—	—%
Operating Expenses
Operations and maintenance expenses	50,398	26,294	24,104	91.7%
Depletion, depreciation, amortization and accretion	3,172	2,724	448	16.4%
General and administrative expenses	75,318	33,217	42,101	126.7%
Total operating expenses	128,888	62,235	66,653	107.1%
Loss from operations	(128,888)	(62,235)	(66,653)	107.1%
Other (income) expenses:
Change in fair value of warrant liabilities	(27,146)	81,178	(108,324)	nm
Other (income) expense, net	(2,508)	(2,301)	207	nm
Interest expense	21,009	19,175	1,834	9.6%
Total other (income) expense, net	(8,645)	98,052	(106,697)	nm
Loss before income taxes	(120,243)	(160,287)	40,044	(25.0)%
Income tax expense	7,823	5,149	2,674	51.9%
Net loss	$(128,066)	$(165,436)	$37,370	(22.6)%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $50.4 million for the three months ended June 30, 2025 (Successor), representing an increase of $24.1 million, or 91.7%, compared to $26.3 million for the three months ended June 30, 2024 (Successor). The increase in operating and maintenance expenses is primarily attributable to additional maintenance expenses incurred in connection with restart efforts, which includes a 113% increase in operations employee headcount between reporting periods, and $6.6 million related to restart incentive compensation, partially offset by $3.9 million of operating expense capitalized as Inventory and other on the unaudited condensed consolidated balance sheet as of June 30, 2025. Operations and maintenance expenses are expected to remain elevated for the remainder of 2025.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $3.2 million for the three months ended June 30, 2025 (Successor), representing an increase of $0.4 million, or 16.4%, compared to $2.7 million for the three months ended June 30, 2024 (Successor). The increase in depletion, depreciation, amortization and accretion is primarily attributable to the compounding effect of ARO accretion. The depletion, depreciation, amortization and accretion expense recognized for the three months ended June 30, 2025 (Successor) primarily represents the recognition of ARO accretion for the period. Recognition of depletion expense will resume once the assets are placed in service and sales volumes are achieved. Depletion, depreciation and amortization of $1.8 million associated with the SYU assets was recognized during the three months ended June 30, 2025 (Successor); however, as the associated production remained in the Company's storage tanks as of June 30, 2025, the entire amount has been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several quarters as sales of production are expected to commence.

General and administrative expenses. General and administrative expenses (“G&A expenses”) were $75.3 million for the three months ended June 30, 2025 (Successor), representing an increase of $42.1 million compared to $33.2 million for the three months ended June 30, 2024 (Successor). The increase in G&A expenses is primarily attributable to $35.7 million in higher compensation related to restart incentive compensation costs, and $7.8 million in higher legal costs for the three months ended June 30, 2025 (Successor).

Total other (income) expense, net. Total other (income) expense, net was $8.6 million in income for the three months ended June 30, 2025 (Successor), representing a change of $106.7 million compared to other expense of $98.1 million for the three months ended June 30, 2024 (Successor). The change in total other (income) expense, net was primarily attributable to the $108.3 million decrease in the fair value of warrants, which decreased due to the remaining term of the warrants, as well as a decrease in the market price of the Common Stock and the effects of market volatility, and an increase of $1.8 million in interest expense due to the higher debt balance for the three months ended June 30, 2025 (Successor).

Income tax expense. Income tax expense for the three months ended June 30, 2025 (Successor) was $7.8 million, representing an increase of $2.7 million compared to $5.1 million for the three months ended June 30, 2024 (Successor). Utilizing provisions of ASC 740, the Company's effective tax rate was negative 6.5% and negative 3.2% for the three months ended June 30, 2025 (Successor) and the three months ended June 30, 2024 (Successor), respectively. The negative tax rates were due to our ongoing assessment of our ability to recover our deferred tax assets, which we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. The income tax rate was slightly higher due to lower forecasted pre-tax book loss for the full year.

Comparison of the Six Months Ended June 30, 2025 (Successor) to the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor).

The following table presents selected unaudited condensed consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor		Predecessor	Increase (Decrease)
(in thousands)	Six Months Ended June 30, 2025	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	$	%
Revenue	$—	$—	$—	$—	—%
Oil and gas sales	—	—	—	—	—%
Operating Expenses
Operations and maintenance expenses	84,841	33,612	7,320	43,909	107.3%
Depletion, depreciation, amortization and accretion	6,193	4,101	2,627	(535)	(8.0)%
General and administrative expenses	97,650	183,665	1,714	(87,729)	(47.3)%
Total operating expenses	188,684	221,378	11,661	(44,355)	(19.0)%
Loss from operations	(188,684)	(221,378)	(11,661)	44,355	(19.0)%
Other (income) expenses:
Change in fair value of warrant liabilities	(5,851)	79,415	—	(85,266)	nm
Other (income) expense	(5,948)	(2,800)	128	(3,276)	nm
Interest expense	42,019	28,976	—	13,043	nm
Total other (income) expense, net	30,220	105,591	128	(75,499)	nm
Loss before income taxes	(218,904)	(326,969)	(11,789)	119,854	(35.4)%
Income tax expense	18,706	18,572	—	134	nm
Net loss	$(237,610)	$(345,541)	$(11,789)	$119,720	(33.5)%
nm: not meaningful

Operating and maintenance expenses. Operating and maintenance expenses were $84.8 million for the six months ended June 30, 2025 (Successor), representing an increase of $43.9 million, or 107%, compared to $7.3 million for the period from January 1, 2024 through February 13, 2024 (Predecessor) and $33.6 million for the period February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $40.9 million. The increase in operating and maintenance expenses is primarily attributable to additional maintenance expenses incurred in connection with restart efforts, which includes a 140% increase in operations employee headcount since the Closing Date, and $6.6 million related to restart incentive compensation, partially offset by $3.9 million of operating expense capitalized as Inventory and other on the unaudited condensed consolidated balance sheet as of June 30, 2025. Operations and maintenance expenses are expected to remain elevated for the remainder of 2025.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $6.2 million for the six months ended June 30, 2025 (Successor), representing a decrease of $0.5 million, or 8%, compared to $2.6 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $4.1 million for the period February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $6.7 million. The decrease in depletion, depreciation, amortization and accretion is primarily attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart. Depletion, depreciation and amortization of $1.8 million associated with the SYU assets was recognized during the six months ended June 30, 2025 (Successor); however, as the associated production remained in the Company's storage tanks as of June 30, 2025, the entire amount has been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet. The depletion, depreciation, amortization and accretion expense recognized for the six months ended June 30, 2025 (Successor) primarily represents the recognition of ARO accretion for the period, recognition of depletion expense will resume once the assets are placed in service and sales volumes are achieved. Depletion, depreciation, amortization and accretion expense is expected to increase over the next several quarters as sales of production are expected to commence.

General and administrative expenses. General and administrative expenses (“G&A expenses”) were $97.7 million for the six months ended June 30, 2025 (Successor), representing a decrease of $87.7 million compared to $1.7 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $183.7 million for the period February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $185.4 million. The decrease in G&A expenses is primarily attributable to the $70.0 million accrued settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies) and $16.8 million in legal expenses and professional fees related to the Business Combination that were recognized for the period February 14, 2024 through June 30, 2024 (Successor). The remaining decrease in G&A expenses is attributable to a $54.0 million decrease in share-based compensation expense between reporting periods, partially offset by $35.7 million in higher compensation related to restart incentive compensation costs and the recognition of salaries and wages for the full six months ended June 30, 2025 (Successor), opposed to the Successor period February 14, 2024 through June 30, 2024. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted (Refer to Note 2 — Significant Accounting Policies).

Total other expense, net. Total other expense, net was $30.2 million for the six months ended June 30, 2025 (Successor), representing a decrease of $75.5 million compared to other expense of $0.1 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and other expense of $105.6 million for the period February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined expense of $105.7 million. The decrease in total other expense, net was primarily attributable to a decrease of $85.3 million in the fair value of the warrants, due to fewer warrants outstanding for the six months ended June 30, 2025 (Successor) after all public warrants were redeemed during the three months ended December 31, 2024, and due to an increase in the market price of the Common Stock in prior year compared to flat market price of the Common Stock in the current period, partially offset by $13.0 million in higher interest expense for the six months ended June 30, 2025 (Successor) due to higher debt balance over the comparative periods. The Predecessor did not have any debt or associated interest expense, warrants, or interest income.

Income tax expense. Income tax expense for the six months ended June 30, 2025 (Successor) was $18.7 million, representing an increase of $0.1 million compared to zero for the period January 1, 2024 through February 13, 2024 (Predecessor) and $18.6 million for the period February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $18.6 million. Utilizing provisions of ASC 740, the Company's effective tax rate was negative 8.5%, and negative 5.7% for the six months ended June 30, 2025 (Successor) and the period February 14, 2024 through June 30, 2024 (Successor) respectively. The negative tax rates were due to our ongoing assessment of our ability to recover our deferred tax assets, which we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. The income tax rate was slightly higher due to lower forecasted pre-tax book loss for the full year. The higher tax rate was offset by a lower pre-tax book loss for the Successor period.

Liquidity and Capital Resources

Overview. Our plans for restarting sales of production volumes, including restarting the remainder of the existing wells and facilities that have not been restarted and recommencing oil transportation through the Pipelines, will require significant capital expenditures in excess of current operational cash flow. Historically, SYU’s primary source of liquidity has been its operational cash flow and, since the shut-in, capital contributions from its parent. While production has restarted, prior to generating sales and positive cash flow from production, capital expenditure needs will be substantial and are expected to come from cash on hand. Additionally, the achievement of first production triggered the acceleration of the Senior Secured Term Loan maturity date to 240 days after the production restart date, or January 10, 2026. Accordingly, the Senior Secured Term Loan must be refinanced or otherwise paid in full by or prior to the maturity date.

Prior to the Business Combination, Flame had approximately $62.2 million in its trust account, which consisted of proceeds from the public stockholders and the private placement investors in connection with the Company’s initial public offering, less redemptions. Sable raised $440.2 million in gross proceeds from the First PIPE Investment in connection with the Business Combination, $150.0 million in gross proceeds from the Second PIPE Investment, and approximately $183.5 million from the exercise of 15,957,820 warrants for 15,957,820 shares of Common Stock. Additionally, more than $600 million of the Purchase Price was seller-financed through a secured Senior Secured Term Loan with EM (the “Senior Secured Term Loan”). In May 2025, Sable raised an additional $295.0 million in gross proceeds from the sale of 10,000,000 shares of Common Stock in the 2025 Offering. Based on its current financial plan, Sable management expects sales production to commence in the third quarter 2025, after which its operating cash flows are expected to be sufficient to service Sable’s operating expenses and indebtedness.

Capital Requirements. Sable currently estimates remaining start-up expenses of approximately $66.6 million in order to commence sales of production in the third quarter 2025. Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory and legal approvals and bringing additional shut-in wells back online in the third quarter 2025. After sales of production commences, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production sales or sustain production thereafter.

Going Concern

Prior to the Business Combination, EM funded the Predecessor SYU operational expenses. Since the consummation of the Business Combination, Sable has addressed near-term capital funding needs with the First PIPE Investment, the Second PIPE Investment, proceeds from the exercise of Warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises) and net proceeds from the 2025 Offering, and believes the Company has sufficient capital to maintain operations and restart sales of production volumes. However, the Company’s plans for restart of production sales are contingent upon approvals from federal, state and local regulators.

The achievement of first production triggered the acceleration of the Senior Secured Term Loan maturity date to 240 days after the production restart date, or January 10, 2026. Accordingly, the Senior Secured Term Loan must be refinanced or otherwise paid in full by or prior to the maturity date. Additionally, if the Company’s estimates of the costs to reach first sales are less than the actual amounts necessary to do so, the Company may have insufficient funds available to operate its business prior to first sales and will need to raise additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, among other things, reducing overhead expenses.

Due to the remaining regulatory and legal approvals necessary to resume pipeline operations and enable sales of production volumes, and lack of assurance that new financing, or refinancing of the Senior Secured Term Loan, will be available to the Company on commercially acceptable terms, if at all, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.

Cash Flows

The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor		Predecessor	Change
(dollars in thousands)	June 30, 2025	February 14, 2024—June 30, 2024	January 1, 2024—February 13, 2024	$	%
Cash flows (used in) provided by:
Operating activities	$(142,948)	$(93,874)	$(22,474)	$(26,600)	(22.9)%
Investing activities	(192,982)	(208,285)	—	15,303	7.3%
Financing activities	282,933	395,989	22,474	(135,530)	(32.4)%
Net change in cash and cash equivalents	$(52,997)	$93,830	$—

Cash Flows from Operating Activities. Since the regulatory and legal approvals required to restart Lines 324 and 325 have not been received, no revenues have been recognized for the comparative periods. The net cash used in operating activities for the Company was $142.9 million for the six months ended June 30, 2025 (Successor), representing an increase in cash used in operating activities of $26.6 million, or 22.9%, compared to net cash used in operating activities of $22.5 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $93.9 million net cash used in operating activities from February 14, 2024 through June 30, 2024 (Successor), respectively, or a combined $116.3 million. The primary use of cash can be attributed to maintenance and operational readiness activities in the Predecessor and Successor periods, with additional general and administrative costs incurred post the Business Combination in the Successor period.

For the six months ended June 30, 2025 (Successor), we had a net loss of $237.6 million, which consists of a non-cash increase of $5.9 million in fair value of the warrants, non-cash stock-based compensation of $16.5 million, non-cash paid-in-kind interest of $41.7 million, changes in accounts payable of $22.4 million, non-cash depreciation, depletion, amortization and accretion of $6.2 million, and non-cash tax expense of $18.7 million. Changes in accounts payable for the period is primarily attributable to the increase in vendor payables associated with the restart efforts. For the period January 1, 2024 through February 13, 2024 (Predecessor), SYU incurred a net loss of $11.8 million and for the period February 14,

2024 through June 30, 2024 (Successor) the Company incurred a net loss of $345.5 million, respectively, or a combined $357.3 million. Our combined net loss was partially offset by a non-cash change in the fair value of our warrant liabilities of $79.4 million, non-cash stock based compensation of $69.3 million, non-cash paid-in-kind interest $28.5 million, changes in accounts payable of $45.2 million and non-cash deferred tax expense of $18.6 million. Changes in accounts payable is primarily attributable to the Grey Fox Matter settlement, with $35.0 million in accounts payable and accrued liabilities as of June 30, 2024 (Refer to Note 2 — Significant Accounting Policies). Future cash flow from operations will depend on our ability to bring the associated oil and gas production of the assets back online, as well as the prices of oil, natural gas and NGLs.

Cash Flows from Investing Activities. The net cash used in investing activities for the Company was $193.0 million for the six months ended June 30, 2025 (Successor), representing a decrease in cash used in investing activities of $15.3 million, or 7.3%, compared to the net cash used investing activities of zero for the period January 1, 2024 through February 13, 2024 (Predecessor) and $208.3 million for the period February 14, 2024 through June 30, 2024 (Successor), or a combined $208.3 million. The Successor investing cash flow for the six months ended June 30, 2025 (Successor) consists of cash paid for capital expenditures associated with restart efforts and for the period February 14, 2024 through June 30, 2024 (Successor) is almost entirely comprised of $204.2 million paid to EM at Closing per settlement statement. The net cash used in investing activities for the Predecessor period was zero since the SYU Assets had been shut in since 2015, without investing activities.

Cash Flows from Financing Activities. The net cash provided by financing activities for the Company was $282.9 million for the six months ended June 30, 2025 (Successor), consisting of $295.0 million of gross proceeds from the 2025 Offering and related paid fees of $12.1 million. The net cash provided by financing activities for the period January 1, 2024 through February 13, 2024 (Predecessor) was $22.5 million and net cash provided by financing activities for the period February 14, 2024 through June 30, 2024 (Successor) was $396.0 million, respectively, or a combined $418.5 million.

The Predecessor financing activities for the period January 1, 2024 through February 13, 2024 (Predecessor) consists of EM capital contributions financing the maintenance and operational readiness activities. The Successor financing activities for the period February 14, 2024 through June 30, 2024 (Successor) are comprised of the aggregate $440.2 million, net of $22.9 million of capitalized Business Combination transaction expenses, or $417.3 million net, less deposit paid to EM for the Term Loan of $18.8 million, payment of debt issuance costs of $1.5 million, and repayment of Flame non-convertible promissory notes - related parties for $1.1 million.

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

On May 19, 2025, the Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU’s Platform Harmony to LFC. Additionally, with the completion of the Gaviota State Park anomaly repairs on the Onshore Pipeline on May 18, 2025, the Company completed its anomaly repair program on the Onshore Pipeline as specified by the Consent Decree, the governing document for the restart and operations of the Onshore Pipeline. As a result of Restart Production the Senior Secured Term Loan must be refinanced within 240 days following such first production date, or January 10, 2026. Accordingly, the Senior Secured Term Loan must be refinanced or otherwise paid in full by or prior to the maturity date.

Additional obligations include the performance of ARO as referenced under “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below.

Off Balance Sheet Arrangements

As of June 30, 2025, the Company had no off-balance sheet arrangements.

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

The SYU Assets had previously been shut in since 2015 due to a pipeline incident but had been maintained by EM to preserve it in an operation-ready state and thus no depletion had been recognized prior to achieving first production on May 15, 2025. Depletion, depreciation and amortization of $1.8 million associated with the SYU assets was recognized during the three months ended June 30, 2025; however, as the associated production remained in the Company's storage tanks as of June 30, 2025, the entire amount has been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet. The recognition of depletion expense on the unaudited condensed consolidated statement of operations will commence upon restart and related production.

Oil Inventory. Production volumes for the period May 16, 2025 through June 30, 2025 were retained within the Company's storage tanks and recognized as short term oil inventory, and the associated depletion expense was capitalized, as noted above. FASB ASC Topic 330—Inventory (“ASC 330”) dictates that inventory shall initially be valued at the price paid or consideration given to acquire an asset. By analogy, the Company capitalized the costs incurred that were directly attributable to producing and transporting the production to the onshore storage tanks, including associated depreciation, depletion, and amortization. Oil inventory is presented as a component of Inventory and other on the unaudited condensed consolidated balance sheet.

The Company has oil inventory storage capacity of 540 MBbls onshore at LFC. The Company generally expects the inventory volumes to fluctuate over time to maintain optimal operational efficiencies. The ending volume of inventory that remains in the onshore storage tanks is measured at the current period’s cost, and a lower of cost or net realizable value assessment is performed for each reporting period.

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

Emerging Growth Company; Smaller Reporting Company

We are an “emerging growth company,” or EGC, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it has elected to comply with certain reduced public company reporting requirements. Sable could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of the Company IPO. However, if (a) Sable’s total annual gross revenue exceed $1.235 billion, (b) Sable is deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter, or (c) Sable’s non-convertible debt issued within a three-year period exceeds $1.0 billion, Sable would cease to be an emerging growth company as of the following fiscal year.

Additionally, we are a “smaller reporting company,” or SRC, as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Sable will be a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of Common Stock held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) Sable’s annual revenues did not exceed $100 million during such completed fiscal year and the market value of Common Stock held by non-affiliates did not exceed $700 million as of the prior June 30.

We will no longer be an EGC or SRC as of December 31, 2025, after which we will not be able to take advantage of the reduced reporting and disclosure requirements discussed above.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2025. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
During the three months ended June 30, 2025 (Successor), no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporate by Reference
Filing
No.	Description of Exhibit	Form	Exhibit	Date

3.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

10.1	Underwriting Agreement, dated as of May 21, 2025, by and among the Company and J.P. Morgan Securities LLC, TD Securities (USA) LLC and Jefferies LLC, as representatives of the several underwriters named therein.	8-K	1.1	5/23/25

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: August 12, 2025	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)