Form 10-Q
period 2025-09-30
Sable Offshore Corp.
filed 2025-11-13
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
(Registrant’s telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 12, 2025 there were 144,961,796 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except par values)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,629	$300,384
Restricted cash	—	35,388
Inventory and other	25,071	15,337
Prepaid expenses and other current assets	11,319	4,166
Total current assets	78,019	355,275
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,537,981	1,194,447
Less: Accumulated depreciation, depletion and amortization	(5,442)	—
Total oil and gas properties, net	1,532,539	1,194,447
Other, net	39,076	33,450
Total assets	$1,649,634	$1,583,172

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$163,703	$119,753
Senior Secured Term Loan including paid-in-kind interest, net	896,571	—
Other current liabilities	1,426	918
Total current liabilities	1,061,700	120,671
Warrant liabilities	86,273	126,941
Asset retirement obligations	108,582	99,683
Senior Secured Term Loan including paid-in-kind interest, net	—	833,542
Deferred tax liability	26,498	1,162
Other	18,498	16,988
Total liabilities	1,301,551	1,198,987
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 99,507,250 and 89,310,996 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	10	8
Additional paid-in capital	1,394,357	1,082,473
Accumulated deficit	(1,046,284)	(698,296)
Total Stockholders’ Equity	348,083	384,185
Total Liabilities and Stockholders’ Equity	$1,649,634	$1,583,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Successor		Successor		Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024
Revenue
Oil and gas sales	$—	$—	$—	$—	$—
Total revenue	—	—	—	—	—
Operating Expenses
Operations and maintenance expenses	79,405	25,629	164,246	59,241	7,320
Depletion, depreciation, amortization and accretion	3,259	2,755	9,452	6,856	2,627
General and administrative expenses	36,719	26,225	134,369	209,890	1,714
Total operating expenses	119,383	54,609	308,067	275,987	11,661
Loss from operations	(119,383)	(54,609)	(308,067)	(275,987)	(11,661)
Other (income) expenses:
Change in fair value of warrant liabilities	(34,817)	178,199	(40,668)	257,614	—
Other (income) expense, net	(1,828)	2,728	(7,776)	(72)	128
Interest expense	21,010	19,169	63,029	48,145	—
Total other (income) expense, net	(15,635)	200,096	14,585	305,687	128
Loss before income taxes	(103,748)	(254,705)	(322,652)	(581,674)	(11,789)
Income tax expense	6,630	865	25,336	19,437	—
Net loss	$(110,378)	$(255,570)	$(347,988)	$(601,111)	$(11,789)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	99,485,641	62,166,298	91,770,695	60,969,774	n/a
Basic and diluted net loss per Common Stock	$(1.11)	$(4.11)	$(3.79)	$(9.86)	n/a
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) / PARENT NET INVESTMENT
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—December 31, 2024	89,310,996	$8	$1,082,473	$(698,296)	$384,185
Share based compensation	27,362	—	6,065	—	6,065
Net loss	—	—	—	(109,544)	(109,544)
BALANCE—March 31, 2025	89,338,358	8	1,088,538	(807,840)	280,706
Issuance of Common Stock	10,000,000	1	282,559	—	282,560
Share based compensation	143,892	1	10,426	—	10,427
Net loss	—	—	—	(128,066)	(128,066)
BALANCE—June 30, 2025	99,482,250	10	1,381,523	(935,906)	445,627
Share based compensation	25,000	—	12,834	—	12,834
Net loss	—	—	—	(110,378)	(110,378)
BALANCE—September 30, 2025	99,507,250	$10	$1,394,357	$(1,046,284)	$348,083

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor:
BALANCE—February 14, 2024 (prior to Business Combination)	7,187,500	$1	$—	$(81,018)	$(81,017)
Redeemable shares reclassified to Common Stock	5,953,859	1	61,948	—	61,949
Net effect of Business Combination	13,141,359	2	61,948	(81,018)	(19,068)
Private offering proceeds, net	44,024,910	4	417,367	—	417,371
Issuance of merger consideration shares	3,000,000	—	36,300	—	36,300
Share based compensation	2,758,334	—	10,080	—	10,080
Net loss	—	—	—	(180,105)	(180,105)
BALANCE—March 31, 2024	62,924,603	6	525,695	(261,123)	264,578
Share based compensation	1,920,832	—	22,905	—	22,905
Net loss	—	—	—	(165,436)	(165,436)
BALANCE — June 30, 2024	64,845,435	6	548,600	(426,559)	122,047
Private offering proceeds, net	7,500,000	1	142,516	—	142,517
Issuance of Common stock upon exercise of warrants	6,315,977	—	141,756	—	141,756
Share based compensation	128,104	—	16,749	—	16,749
Net loss	—	—	—	(255,570)	(255,570)
BALANCE—September 30, 2024	78,789,516	$7	$849,621	$(682,129)	$167,499

Predecessor:	Parent Net Investment

For the period January 1, 2024 to February 13, 2024
BALANCE—January 1, 2024	$339,021
Contributions from parent	22,474
Net loss	(11,789)
BALANCE—February 13, 2024	$349,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Successor		Predecessor
(dollars in thousands)	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024
Cash flows from operating activities:
Net loss	$(347,988)	$(601,111)	$(11,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	9,452	6,856	2,627
Share based compensation expense	30,016	86,034	—
Amortization of operating lease right-of-use asset	1,236	—	—
Amortization of debt issuance costs	467	801	—
Paid-in-kind interest	62,562	47,344	—
Effect of amendment to the Senior Secured Term Loan	—	4,957	—
Deferred tax expense	25,336	19,437	—
Change in fair value of warrant liabilities	(40,668)	257,614	—
Changes in current assets and current liabilities, net of effect of acquisition:
Inventory and other	(4,762)	798	5,980
Prepaid expenses and other assets	(9,923)	(2,787)	—
Accounts payable and accrued liabilities	20,698	54,548	(7,922)
Due to related party	—	—	(11,370)
Net cash used in operating activities	(253,574)	(125,509)	(22,474)

Cash flows from investing activities:
Payments for capital expenditures	(323,093)	(18,574)	—
Cash paid for acquisition	—	(204,154)	—
Net cash used in investing activities	(323,093)	(222,728)	—

Cash flows from financing activities:
Capital contribution from parent	—	—	22,474
Private offering proceeds	295,000	590,249	—
Payment of equity issuance costs	(12,476)	(22,878)	—
Cash received on warrant exercises, net	—	72,452	—
Payment on Senior Secured Term Loan	—	(18,750)	—
Payment of debt issuance costs	—	(1,557)	—
Payment of non-convertible promissory notes—related parties	—	(1,129)	—
Net cash provided by financing activities	282,524	618,387	22,474
Net change in cash	(294,143)	270,150	—
Cash, cash equivalents and restricted cash, beginning of the period	335,772	53,334	—
Cash, cash equivalents and restricted cash, end of the period	$41,629	$323,484	$—

Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$41,629	$288,232	$—
Restricted cash	—	35,252	—
Total cash, cash equivalents and restricted cash	$41,629	$323,484	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2025
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
On the Closing Date, the Company issued 44,024,910 shares of Common Stock of the Company, at a price of $10.00 per share for aggregate gross proceeds of $440.2 million (the “First PIPE Investment”). The shares of Common Stock issued in the First PIPE Investment were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”). Upon the closing of the Business Combination, an associated marketing fee and legal fees of approximately $22.9 million was paid in full, and was recognized as an offset to the proceeds from the First PIPE Investment within Additional paid-in capital in the unaudited condensed consolidated statement of stockholders’ equity (deficit)/net parent investment as of December 31, 2024 (Successor).
On September 26, 2024, the Company issued 7,500,000 shares of Common Stock of the Company, at a price of $20.00 per share for aggregate gross proceeds of approximately $150.0 million (the “Second PIPE Investment”). The shares of Common Stock issued in the Second PIPE Investment were offered in a private placement under the Securities Act. Upon the closing of the Second PIPE Investment, an associated marketing fee and legal fees of approximately $7.8 million was paid in full, and was recognized as an offset to the proceeds from the Second PIPE Investment within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders’ equity (deficit)/net parent investment as of December 31, 2024 (Successor).
On October 31, 2024, the Public Warrants (refer to Note 7 — Warrants) ceased trading on the New York Stock Exchange following the Company’s announcement to redeem all remaining outstanding Public Warrants. During the period from February 14, 2024 through December 31, 2024 (Successor), approximately 99.8% of the Public Warrants were exercised by the holders thereof at an exercise price of $11.50 per share. As a result, holders of the Public Warrants received an aggregate 15,957,820 shares of the Company’s Common Stock in exchange for $183.5 million in cash proceeds to the Company. The remaining Public Warrants that were not exercised were redeemed by the Company for $0.01 per Public Warrant. Refer to Note 7 — Warrants for additional details regarding the warrant exercises.

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
On May 19, 2025, the Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU’s Platform Harmony to the Company’s Las Flores Canyon (“LFC”). Additionally, on May 19, 2025 the Company also announced that with the completion of the Gaviota State Park anomaly repairs on the Las Flores Pipeline System (the “Onshore Pipeline”) on May 18, 2025, the Company completed its anomaly repair program on the Onshore Pipeline as specified by the Consent Decree, the governing document for the restart and operations of the Onshore Pipeline.
On May 21, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, TD Securities (USA) LLC and Jefferies LLC, as representatives of the several underwriters (the “Underwriters”), relating to the underwritten public offering of 8,695,654 shares of Common Stock (the “2025 Offering”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 1,304,346 additional shares of Common Stock. On May 23, 2025 the upsized underwritten public offering of 10,000,000 shares of Common Stock at the public offering price of $29.50 per share closed. Upon the closing of the 2025 Offering, associated marketing fees and legal fees of approximately $12.4 million were incurred, and were recognized as an offset to the proceeds from the 2025 Offering within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders’ equity (deficit)/net parent investment as of September 30, 2025. The Company received approximately $282.6 million of net proceeds from the 2025 Offering.
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
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced losses from operations and has negative cash flows from operations since inception. The Company expects to continue to incur losses until it can recognize revenue in connection with the sale of production from the SYU Assets. As of September 30, 2025, the Successor reported unrestricted cash of $41.6 million, total debt of $896.6 million, and an accumulated deficit of $1.0 billion. Additionally, the achievement of first production triggered the acceleration of the Senior Secured Term Loan maturity date to 240 days after the production restart date, or January 9, 2026, but is expected to be extended to the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan) upon effectiveness of the Second Debt Amendment (refer to Note 6 — Debt for additional details regarding the Second Debt Amendment).
Following the Closing Date and through September 30, 2025, management has addressed capital funding needs with the consummation of the Business Combination, the First PIPE Investment, the Second PIPE Investment, proceeds from the exercise of warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises), net proceeds from the 2025 Offering, and the Third PIPE Investment (see Note 13 — Subsequent Events for discussion of the Third PIPE Investment).
On September 29, 2025, the Company announced that it is evaluating and pursuing an alternative offtake strategy which would utilize an Offshore Storage and Treating Vessel (“OS&T”) to treat and store the federal crude oil produced from the

SYU in the Pacific Outer Continental Shelf Area (the “OS&T Strategy”). Sable continues to work diligently with the State of California to safely and responsibly resume petroleum transportation through the Onshore Pipeline in accordance with its federal Consent Decree, which was entered into by several state and federal agencies (the “Pipeline Strategy”). However, continued regulatory delays related to the Onshore Pipeline have prompted Sable to evaluate and pursue the OS&T Strategy, which after implementation would provide access to domestic and global markets via shuttle tankers. Implementation of the OS&T Strategy will require regulatory authorizations along with additional financing.
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
Due to the remaining regulatory and legal approvals necessary to implement either the Pipeline Strategy or OS&T Strategy, and resume sales of production volumes, and lack of assurance that new financing, or refinancing of the Senior Secured Term Loan, will be available to the Company on commercially acceptable terms, if at all, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
Flame was initially formed as a special purpose acquisition company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On February 14, 2024, Flame completed the transactions contemplated by the Merger Agreement and the Sable-EM Purchase Agreement, with Flame surviving the transactions and changing its name to Sable Offshore Corp. thereafter. The Company was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”) with such transactions being accounted for as a forward merger, and SYU was deemed the Predecessor entity for accounting purposes. Refer to Note 3 — Acquisition for disclosures related to the Business Combination.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation. These unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2025 may not be representative of the financial results for the full year 2025.
The Predecessor financial statements reflect the carve-out assets, liabilities, parent net investment, revenues, expenses, and cash flows of SYU. SYU had not previously been separately accounted for as a stand-alone legal entity. The accounts are presented on a combined basis because SYU was under common control of EM.

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
Restricted Cash
The Company considers cash or cash equivalents that are legally restricted from use or withdrawal as restricted cash. In March of 2024, the Company entered into the Settlement Agreement (as defined below) in regards to the Grey Fox Matter (as defined below), refer to Note 8 — Commitments and Contingencies for additional details regarding the Grey Fox Matter. Pursuant to the Settlement Agreement, the Company was required to deliver a irrevocable direct pay letter of credit (the “Letter of Credit”) in the amount of $35.0 million to the plaintiffs’ counsel (the “Plaintiffs”) in the Grey Fox Matter. The Letter of Credit was issued by JPMorgan Chase Bank, N.A. (“JPMorgan”) and required the Company to enter into a cash collateral agreement (the “Collateral Agreement”) with JPMorgan on May 7, 2024. Pursuant to the Collateral Agreement, the Company deposited $35.0 million into a collateral account (the “Collateral Account”), which was pledged as collateral to JPMorgan as the issuer of the Letter of Credit. Pursuant to the terms of the Settlement Agreement, the Plaintiffs in the Grey Fox Matter were able to draw upon the Letter of Credit upon satisfaction of certain conditions, and the funds held in the Collateral Account were legally restricted to reimburse JPMorgan for such draws, in addition to any related fees and expenses.
On July 7, 2025, in accordance with the Settlement Agreement, JPMorgan processed the $35.0 million draw statement and wired the funds to Plaintiffs pursuant to the Letter of Credit. JPMorgan subsequently accepted the $35.0 million restricted cash as settlement in full of the obligations created by the draw of the Letter of Credit, all as contemplated by the Settlement Agreement.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and restricted cash deposits with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $0.3 million. As of September 30, 2025 and December 31, 2024, the Company did not experience losses on this account.
Related Parties
Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC Topic 850, Related Party Disclosures (“ASC 850”), requires transactions with related parties that would make a difference in decision making to be disclosed so that users of the unaudited condensed consolidated financial statements can evaluate their significance.
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
Property, Plant and Equipment
Cost Basis. The Company’s oil, natural gas and NGL producing activities are accounted for under the successful efforts method of accounting. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where sufficient progress assessing the reserves and the economic and operating viability of the project is being made. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs, including costs of productive wells and development dry holes, are capitalized.
Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities, transportation assets and assets related to the Company’s corporate office (the “Office Assets”). Due to the nature of such assets, the onshore midstream facilities are presented within oil and gas properties, while the transportation assets and the Office Assets are presented within other assets on the unaudited condensed consolidated balance sheets.
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
SYU had previously been shut in since 2015 due to a pipeline incident but was maintained to preserve it in an operation-ready state. Thus, no depreciation, depletion, and amortization was recognized prior to achieving first production on May 15, 2025. The Company produced oil volumes during the three and nine months ended September 30, 2025 and accordingly recognized $3.6 million and $5.4 million of depreciation, depletion, and amortization expense, which has been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet (see further discussion below of Oil Inventory) as the produced oil volumes have been retained within the Company’s storage tanks as of September 30, 2025.
Depreciation, depletion, amortization, and accretion expense for oil and gas properties recognized on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor) consisted of asset retirement obligation related accretion expense in the amount of $3.1 million, $8.9 million, $2.8 million and $6.9 million, respectively, and depreciation on other property and equipment of $0.2 million, $0.6 million, zero and zero, respectively.
Depreciation, depletion, amortization, and accretion expense for oil and gas properties and related equipment was $2.6 million for the period from January 1, 2024 through February 13, 2024 (Predecessor).
The Company had net capitalized costs related to oil and gas properties and related equipment of $1.5 billion as of September 30, 2025 and $1.2 billion as of December 31, 2024.
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
Oil and gas properties undergo a process to monitor for indicators of potential impairment throughout the year. This process is aligned with the requirements of FASB ASC Topic 360, Property, Plant, and Equipment (“ASC 360”) and FASB ASC Topic 932, Extractive Industries—Oil and Gas (“ASC 932”). Asset valuation analysis, profitability reviews and other periodic control processes assist in assessing whether events or changes in circumstances indicate the carrying amounts of any of the assets may not be recoverable.
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

There were no impairments recognized during the nine months ended September 30, 2025 (Successor), or the periods February 14, 2024 through September 30, 2024 (Successor) and January 1, 2024 through February 13, 2024 (Predecessor).
Inventory and Other
Materials and Supplies. Materials and supplies are valued at the lower of cost or net realizable value and presented as a component of Inventory and other on the unaudited condensed consolidated balance sheets.
Oil Inventory. As referenced above, the Company announced that it restarted production at SYU on May 15, 2025, and began flowing oil production to LFC storage facilities. As a result, the Company recognized short term oil inventory as of September 30, 2025. FASB ASC Topic 330, Inventory (“ASC 330”) dictates that inventory shall initially be valued at the price paid or consideration given to acquire an asset. By analogy, the Company capitalized the costs incurred that were directly attributable to producing and transporting the production to the onshore storage tanks, including associated depreciation, depletion, and amortization. Oil inventory is presented as a component of Inventory and other on the unaudited condensed consolidated balance sheets.
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
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Accounts payable	$53,330	$16,806
Accrued operations expenditures	110,373	67,909
Legal settlement payable	—	35,038
Total accounts payable and accrued liabilities	$163,703	$119,753
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

Derivative Warrant Liabilities
The Company does not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
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
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also requires that an annual effective tax rate be determined and that such annual effective rate be applied to year-to-date income in interim periods. Utilizing provisions of ASC 740, the Company’s effective tax rate was negative 6.4%, negative 7.9%, negative 0.3% and negative 3.3% for the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor), respectively. The effective tax rate differs from the statutory tax rate of 21% due primarily to changes in valuation allowance on the deferred tax assets and disallowed expenses. No income taxes were allocated to the Predecessor as it was not a taxable legal entity.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation on qualified property acquired and placed in service after January 19, 2025. Per ASC 740, the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted is required. The financial reporting implications of the OBBBA were recorded in the income tax provision for the quarter and year to date periods ended September 30, 2025, in accordance with ASC 740.

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
The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Successor				Predecessor
(dollars in thousands, except per share amounts)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024
Net loss	$(110,378)	$(255,570)	$(347,988)	$(601,111)	$(11,789)
Weighted average shares outstanding—Basic and diluted	99,485,641	62,166,298	91,770,695	60,969,774	n/a
Net loss per share—Basic and diluted	$(1.11)	$(4.11)	$(3.79)	$(9.86)	n/a
The diluted net loss per share calculation excludes the anti-dilutive effect of 8,987,062 warrants, 10,084,265 restricted share units and 19,000 restricted share awards for the three and nine months ended September 30, 2025 (Successor), and 25,431,341 warrants and 4,807,270 restricted share awards for the three months ended September 30, 2024 (Successor) and for the period from February 14, 2024 through September 30, 2024 (Successor).
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — “Improvements to Income Tax Disclosures.” The FASB issued this ASU to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company’s financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — “Disaggregation of Income Statement Expenses.” The FASB issued this ASU to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expenses captions (such as cost of sales, SG&A, and research and development). The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently reviewing what impact, if any, adoption will have on the Company’s disclosures.
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
The acquisition of the SYU Asset’s is accounted for under the scope of ASC 805. Pursuant to ASC 805, Sable was determined to be the accounting acquirer. The allocation of the purchase price included in the unaudited condensed consolidated balance sheets is based on the best estimate of management. To assist management in the allocation, the Company engaged valuation specialists.
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

Note 4 — Asset Retirement Obligations
The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

(in thousands)	September 30, 2025	December 31, 2024
Beginning balance	$99,683	$—
Acquisition of SYU	—	90,073
Accretion	8,899	9,610
Ending balance	$108,582	$99,683
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
Agreement of Purchase and Sale
On October 3, 2024, the Company entered into an Agreement of Purchase and Sale (“PSA”) with Sable Aviation, LLC (“Sable Aviation”), an entity controlled by the Company’s Chairman and Chief Executive Officer. Pursuant to the terms of the PSA, the Company purchased transportation assets and related equipment from Sable Aviation in exchange for 600,000 shares of the Company’s Common Stock, valued at $15.2 million.
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
The Senior Secured Term Loan matures on the earliest to occur of (i) 12:00:01 a.m. (Central Time) on January 1, 2027 (ii) 90 days after Restart Production (i.e., 240 days after first production from the wells) as defined in the Sable-EM Purchase Agreement or (iii) acceleration of the Senior Secured Term Loan in accordance with its terms. On May 19, 2025, the

Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU’s Platform Harmony to LFC. This action triggered acceleration of the term loan maturity date to 240 days after the production restart date, or January 9, 2026. Since the Senior Secured Term Loan is due in less than twelve months, it has been classified as a short-term debt obligation on the unaudited condensed consolidated balance sheet as of September 30, 2025.
Debt Covenants. The Senior Secured Term Loan, dated as of the Closing Date, by and among Sable, EM, as lender, and Alter Domus Products Corp., as the administrative agent for the benefit of the lender, requires that James C. Flores, our Chairman and Chief Executive Officer, remains directly and actively involved in the day-to-day management of our business, subject to the right of the holder of such indebtedness to approve his replacement, with such approval not to be unreasonably withheld.
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
Debt Amendments. On September 6, 2024 (the “First Amendment Closing Date”), the Company entered into an amendment to the Senior Secured Term Loan (the “First Debt Amendment”), pursuant to which, approximately $4.6 million of additional principal (the “Additional Principal”) was added to the outstanding principal amount of the Senior Secured Term Loan related to the termination of a vendor contract related to the SYU Assets that was not a liability assumed in the Business Combination. In accordance with the terms of the First Debt Amendment, the Additional Principal shall be deemed to have accrued interest as if such amount has been added to the outstanding principal amount of the Senior Secured Term Loan, on January 1, 2024 (the “Amendment Effective Date”). The Additional Principal and $0.4 million associated paid-in-kind interest accrued for the period from the First Amendment Effective Date through the First Amendment Closing Date (collectively, the “Effective Additional Principal”) was added to the outstanding principal amount of the Senior Secured Term Loan on the Amendment Closing Date and was accounted for as an exit cost under the scope of FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). As a result, the Effective Additional Principal is included within Other (income) expense on the Company’s unaudited condensed consolidated statement of operations for the three months ended September 30, 2024 (Successor) and for the period from February 14, 2024 through September 30, 2024 (Successor).
On November 3, 2025, the Company and Exxon entered into an amendment (the “Second Debt Amendment”) to the Senior Secured Term Loan. The Second Debt Amendment will become effective upon the satisfaction of certain conditions, including the Company receiving equity contributions in an amount of no less than $225.0 million, net of underwriting fees and other transaction costs and expenses, and other customary closing conditions. The Second Debt Amendment, once effective, will extend the maturity date of the Senior Secured Term Loan to the earlier of (i) March 31, 2027 or (ii) 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan). The Second Debt Amendment, once effective, will increase the interest rate from ten percent (10%) per annum to fifteen percent (15%) per annum, compounded annually, payable in arrears on January 1st of each year. At the Company’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount under the Senior Secured Term Loan. The Second Debt Amendment will also include additional reporting covenants and a financial liquidity covenant that will require the Company to have not less than $25.0 million in unrestricted cash, measured at the end of each month. There is no guarantee that the Company will be able to satisfy the necessary conditions to effect the Second Debt Amendment.
Debt consisted of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Senior Secured Term Loan, including paid-in-kind interest	$896,727	$—
Less: Debt issuance costs, net	(156)	—
Total short-term debt, net	896,571	—
Senior Secured Term Loan, including paid-in-kind interest	—	834,165
Less: Debt issuance costs, net	—	(623)
Total long-term debt, net	$—	$833,542
For the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor) and for the period from February 14, 2024 through September 30, 2024 (Successor), the Company incurred interest expense of $21.0 million, $63.0 million, $19.2 million and $48.1 million, respectively, which is included as interest expense on the unaudited condensed consolidated statements of operations and the paid-in-kind interest is accrued and included in the Senior Secured Term Loan on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. For the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor) and for the period from February 14, 2024 through September 30, 2024 (Successor), the Company’s effective interest rate on the Senior Secured Term Loan was approximately 10.0%.
Note 7 — Warrants
There were 8,987,062 warrants outstanding as of September 30, 2025 and December 31, 2024. There were no changes in the number of warrants outstanding for the three and nine months ended September 30, 2025 (Successor). The table below reflects warrant activity since the Closing:

	Public Warrants	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants as of February 14, 2024	14,374,971	7,750,000	—	22,124,971
Issued	—	—	3,306,370	3,306,370
Transferred	1,609,564	(1,609,564)	—	—
Exercised	(15,957,820)	(459,744)	—	(16,417,564)
Redemptions	(26,715)	—	—	(26,715)
Outstanding Warrants as of September 30, 2025 and December 31, 2024	—	5,680,692	3,306,370	8,987,062
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
During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 15,957,820 Public Warrants for 15,957,820 shares of Common Stock resulting in approximately $183.5 million in cash proceeds to the Company. The remaining 26,715 Public Warrants that were not exercised by the Redemption Date were redeemed by the Company for cash. Prior to their exercise/redemption, the Public Warrants were accounted for as a derivative liability and carried on the unaudited condensed consolidated balance sheets at fair value. Upon exercise, the fair value of the derivative liability was reclassified to stockholders’ equity in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).
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
During the period from February 14, 2024 through December 31, 2024 (Successor), warrant holders exercised 459,744 Private Placement Warrants on a cashless basis for 212,637 shares of Common Stock. These exercises were accounted for in accordance with ASC 480 in the same manner as exercises of Public Warrants described above. There were no Private Placement warrants exercised during the three and nine months ended September 30, 2025 (Successor).
The Private Placement Warrants and Working Capital Warrants that remain outstanding as of September 30, 2025 and December 31, 2024 are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the Successor’s unaudited condensed consolidated statements of operations (refer to Note 11 — Fair Value Measurements).

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
On May 1, 2024, the United States District Court for the Central District of California entered an order granting preliminary approval of the Settlement Agreement, and thus, on May 9, 2024, the Company made the initial $35.0 million payment into the Qualified Settlement Fund and delivered the $35.0 million Letter of Credit to plaintiffs’ counsel. On September 17, 2024, the court approved the Settlement Agreement in full. On September 30, 2025, the Plaintiffs submitted a draw statement on the irrevocable direct pay letter of credit in the amount of $35.0 million, and the Company paid the Plaintiffs directly the interest owed. On July 7, 2025, in accordance with the Settlement Agreement, J.P. Morgan & Co. processed the $35.0 million draw statement and wired the funds to Plaintiffs pursuant to the Letter of Credit. J.P. Morgan & Co. subsequently accepted the $35.0 million restricted cash as settlement in full of the obligations created by the draw of the Letter of Credit, all as contemplated by the Settlement Agreement.
California Coastal Commission Matter
On September 27, 2024, the California Coastal Commission (the “Coastal Commission”) issued Notice of Violation No. V-9-24-0152 to Sable, which asserted that Sable’s safety valve installation work and certain maintenance and repair activities undertaken by Sable on the Pipelines in the California coastal zone (the “Coastal Zone”) to address anomalies and install safety valves constituted unpermitted development activities under the California Coastal Act (Cal. Pub. Res. Code Section 30000, et seq.) (the “Coastal Act”) and the County’s Local Coastal Program (“LCP”). Sable undertook the subject repair and maintenance work, including the safety valve installation work, based on its understanding that no new coastal development permit or other Coastal Act authorization was required, consistent with the County’s practice of authorizing repair work on the Pipelines since they were first permitted and built over 30 years ago. Following good faith negotiations with Coastal Commission staff, on November 12, 2024, the Coastal Commission issued Executive Director Cease and Desist Order No. ED-24-CD-02 (the “Order”) requiring Sable to, among other requirements, prepare and submit an interim restoration plan and submit an application either to the Coastal Commission or the County to obtain a coastal development permit for the valve installation and other maintenance and repair work. In compliance with the Order, Sable prepared, submitted, and implemented the Interim Restoration Plan as approved by Coastal Commission staff. Sable separately submitted certain applications to the County related to some of the maintenance and repair work that was subject to Notice of Violation No. V-9-24-0152. The Order expired on February 10, 2025.
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
In addition, also on February 12, 2025, the County delivered a letter to the Coastal Commission. In this letter, the County responded to a request by the Coastal Commission to consent to a consolidated coastal development permit process for certain activities undertaken and planned by Sable on the Pipelines. The County’s letter also stated that certain maintenance and repair work on the Pipelines that was referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 is “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement. Thus, no further application to or action by the County is required.”
On February 14, 2025, Sable submitted a written response to the Coastal Commission’s Notice of Violation V-9-24-0152 detailing that, consistent with the County’s letters, certain of the alleged unpermitted development subject to the Notice of Violation was previously approved and that no further coastal development permit is required.
On February 18, 2025, Sable filed a complaint against the Coastal Commission in the Superior Court of the State of California for the County of Santa Barbara (Case No. 25CV00974). In the complaint, Sable challenges the Coastal Commission’s prior Notices of Violations and Executive Director Cease and Desist Order as procedurally improper and asserts that the Coastal Commission lacks authority to prohibit work authorized by existing permits. Sable seeks a declaration that the Coastal Commission’s actions are unlawful, an injunction prohibiting further enforcement actions by the Coastal Commission, damages for the alleged taking of property rights, and attorneys’ fees and costs. The Coastal Commission proceeded to issue an Executive Director Cease and Desist Order to Sable on February 18, 2025, related to certain of Sable’s pipeline repair and maintenance activities and safety valve installation work.
On April 10, 2025, the Coastal Commission approved Cease and Desist Order CCC-25-CD-01, Restoration Order CCC-25-RO-01, and Administrative Penalty Order CCC-25-AP3-01, whereby the Coastal Commission ordered the Company to cease and desist from all ongoing development in the Coastal Zone “as part of the effort to restart the Santa Ynez Unit oil production operations and bring the pipelines back into use,” apply for new Coastal Act authorization for all previously completed, ongoing, and future development in the Coastal Zone to the extent “part of the effort to restart the Santa Ynez Unit oil production operations and bring the pipelines back into use,” and imposed an administrative penalty of approximately $18.0 million on the Company. The Company does not believe this penalty is lawful and has not recognized any accrued expense for the three and nine months ended September 30, 2025 (Successor). Sable is prepared to vigorously pursue all available legal remedies related to the orders, including the administrative penalty, imposed by the Coastal Commission.
On April 16, 2025 the Coastal Commission filed a request in the Santa Barbara County Superior Court for a temporary restraining order against the Company to restrain the Company from violating the Cease and Desist Order CCC-25-CD-01 and to halt repair and maintenance activities on the Pipelines within the Coastal Zone. The request was filed within the Company’s ongoing litigation against the Coastal Commission (Case No. 25CV00974). On April 17, 2025, the court denied the Coastal Commission’s request for a temporary restraining order and set the matter for further hearing on May 14, 2025, which date was later continued to May 28, 2025.
On April 22, 2025, counsel for the Coastal Commission filed a Petition for Stay, Writ of Supersedeas, or Other Appropriate Order, and Request for Temporary Stay with the Second Division California Court of Appeal, seeking a temporary stay of the Santa Barbara County Superior Court’s denial of the Coastal Commission’s request for a TRO and an order requiring Sable to comply with the cease and desist order. Sable filed an Opposition to the Coastal Commission’s Petition with the Court of Appeal on April 28, 2025. On May 15, 2025, the Court of Appeal denied the Coastal Commission’s request for a temporary stay.
On May 28, 2025, the court granted the Coastal Commission’s application for issuance of a preliminary injunction, enjoining Sable from conducting any further “development” in violation of Cease and Desist Order CCC-25-CD-01. On

July 9, 2025, the court denied Sable’s motion to stay the Cease and Desist Order CCC-25-CD-01. On July 16, 2025, Sable filed a notice of appeal of challenging the court’s issuance of preliminary injunction. On July 29, 2025, counsel for Sable filed a Petition for Writ of Mandate or Other Appropriate Relief with the Second Division California Court of Appeal, seeking a writ of mandate reversing the Santa Barbara County Superior Court’s denial of Sable’s motion to the stay Cease and Desist Order CCC-25-CD-01. On August 4, 2025, the Court of Appeal denied Sable’s Petition for Writ of Mandate. Sable’s opening brief, reporter transcript and appendix of actions are due to be submitted to the Court of Appeal by November 14, 2025. On October 6, 2025, Sable filed a motion to file an amended complaint which quantifies its monetary damages in excess of $347.0 million. On October 15, 2025, the Santa Barbara County Superior Court denied the Company’s request for the issuance of a writ of mandate on its first cause of action and set procedural motions related to Sable’s four additional causes of action for December 3, 2025. On November 5, 2025, Sable filed its opening brief in support of its appeal challenging the Superior Court’s issuance of the preliminary injunction. Sable also filed a Petition for Writ of Mandate or Other Appropriate Relief, seeking a writ of mandate reversing the Superior Court’s October 15, 2025, denial of Sable’s first cause of action.
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
The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to restart pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. The Demurrer and Motion to Strike are set for hearing in November 2025. Sable and PPC intend to defend the case vigorously.
BSEE Matter
On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; the Bureau of Safety and Environmental Enforcement (“BSEE”); and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:24-cv-05459). Sable intervened and vigorously contests the plaintiffs’ allegations. In the plaintiffs’ amended complaint, they allege that BSEE: violated the National Environmental Policy Act (“NEPA”), the Outer Continental Shelf Lands Act (“OCSLA”), and the Administrative Procedure Act (“APA”) in November 2023 by approving an extension to resume operations associated with the 16 oil and gas leases Sable holds in the SYU in federal waters offshore of California in the Santa Barbara Channel; and violated NEPA and the APA in September 2024 by approving applications for permits to modify for well reworking operations and by failing to conduct supplemental environmental analysis for oil and gas development and production in the SYU. The complaint asks for the court: to issue an order finding that BSEE violated NEPA, OCSLA and the APA; to vacate and remand the extension and the applications for permits to modify; to order BSEE to complete NEPA analysis by a date certain; to prohibit BSEE from authorizing further extensions, applications for permits to modify, or any other authorizations for resuming production until it complies with NEPA, OCSLA and the APA; and for an award of costs and attorneys’ fees. Sable believes that the government’s prior extensions to resume operations were both appropriate and authorized and independently that subsequent actions, including a May 28, 2025 Environmental Assessment relied on by BSEE and a May 29, 2025 decision by BSEE approving the extension, render plaintiffs’ claims moot. On September 24, 2025, the court denied cross-motions for summary judgment by all parties. On November 7, 2025, the court approved a new scheduling order that provides for an amended complaint, the filing by the federal government of an updated administrative record by December 19, 2025, and a hearing on disputes over completeness of or for leave to seek discovery related to the administrative record on March 13, 2026.
BOEM Matter
On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; the Bureau of Ocean Energy Management (“BOEM”); and Douglas Boren, BOEM Pacific Regional Director, in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asks for the court: to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable intervened and vigorously contests the plaintiffs’ allegations. On September 10, 2025, the court denied Sable’s motion to dismiss based on plaintiffs’ failure to provide notice under OCSLA’s citizen suit provision. The court approved a scheduling order that provides for a hearing on cross-motions for summary judgment on May 15, 2026.
Regional Water Quality Control Board and Department of Fish and Wildlife Matters
On December 13, 2024, the California Central Coast Regional Water Quality Control Board (“Water Board”) issued three letters to the Company related to the Pipelines: (i) a Notice of Violation for an alleged unauthorized discharge of waste to waters of the state at an ephemeral stream in Santa Barbara County; (ii) a Directive to obtain regulatory coverage for an alleged unauthorized discharge of waste to waters of the state at the same ephemeral stream identified in item (i); and (iii) a First Notice of Non-Compliance for an alleged failure to obtain coverage under the Water Board’s General Permit for Construction Stormwater Discharges in Santa Barbara, San Luis Obispo, and Kern Counties.
On December 17, 2024, the California Department of Fish and Wildlife (“CDFW”) issued a Notice of Potential Violation to Sable for alleged violations of the California Fish and Game Code at four separate sites within Santa Barbara County and San Luis Obispo County in California for alleged placement or fill of waste to waters.
On January 10, 2025, Sable submitted a written response to the Water Board’s December 2024 letters. On January 13, 2025, Sable submitted a written response to CDFW’s December 2024 Notice of Potential Violation. On January 22, 2025, the Water Board issued two additional letters to Sable related to the Pipelines: (i) a Second and Final Notice of Non-Compliance for an alleged failure to obtain coverage under the Water Board’s General Permit for Construction Stormwater Discharges in Santa Barbara, San Luis Obispo, and Kern Counties; and (ii) an order requiring Sable to submit a technical report associated with the discharge of earthen material to waters of the state.
On January 31, 2025, Sable submitted an application to the Water Board for regulatory coverage for the alleged discharge of waste to waters of the state at the location identified in the Water Board’s December 13, 2024, Notice of Violation, and coverage was approved and issued by the Water Board on March 20, 2025. On February 18, 2025, Sable submitted an application to CDFW for the same site, that application was deemed complete in March 2025, and work at the site was approved to proceed in May 2025. On February 21, 2025, the Company submitted a written response to the Water Board’s Second and Final Notice of Non-Compliance. On March 7, 2025, Sable submitted its initial responses to the Water Board’s order requiring Sable to submit a technical report, and on April 15, 2025, the Company submitted a supplemental response, that Sable committed to provide in its March initial response.
Sable submitted after-the-fact permitting applications to the Water Board and CDFW with respect to potential discharges at the four sites identified in CDFW’s December 2024 notice during the first two weeks of March 2025. The Water Board provided responses and requests for additional information in April 2025, to which the Company provided supplemental information on April 25, 2025. These sites were fully permitted by the Water Board in June 2025 and by CDFW as of September 2025.
On April 15, 2025, the Water Board issued a second Notice of Violation to the Company for an alleged failure to provide a sufficient response to the Water Board’s request for a technical report and continued allegations of unauthorized discharges. On that same day, the Company submitted to the Water Board further responses and additional information in response to the Water Board’s request for a technical report, in which the Company identified additional sites that may require after-the-fact permitting. On April 17, 2025, the Water Board issued Resolution R3-2025-0024, which referred any assessment of civil liability, injunctive and declaratory relief against the Company for its alleged violations of the California Water Code to the California Attorney General via the California Superior Court. After the issuance of Resolution R3-2025-0024, the Company continued to work with the Water Board and CDFW to identify locations and submit additional after-the-fact permit applications. On July 24, 2025, the Water Board issued a third Notice of Violation, requiring the Company to provide additional information in order to satisfy the request for a technical report, to which the Company timely responded on August 13, 2025 with all requested information. As of November 11, 2025, the Water Board and CDFW have each issued permits for five locations identified by the Water Board, CDFW, and the Company. Nine additional locations (for a total of 14) are awaiting final approvals from both the Water Board and CDFW. Based on the information provided by Sable in response to the Notices of Non-Compliance associated with the Water Board’s General Permit for Construction Stormwater Discharges, the Water Board is not further requiring Sable to obtain coverage under that permit for the work performed.

On September 16, 2025, the Santa Barbara County District Attorney’s office filed a criminal Complaint in Santa Barbara County Superior Court, with 21 Counts being pursued (sixteen (16) misdemeanors and five (5) felonies) for alleged violation of the California Fish & Game Code and Water Code. The Complaint references some of the 14 locations where the Company has already sought after-the-fact permitting from the Water Board and CDFW, but also includes other locations where neither the Water Board nor the CDFW are requiring any further action or permitting. The Company has retained counsel for defense. On October 3, 2025, the Water Board filed a civil action in Santa Barbara County Superior Court alleging that the Company failed to secure permits at the 14 locations prior to undertaking the work, though the Complaint also notes the Company’s after-the-fact permitting efforts. The Complaint also alleges failure to comply with the request for a technical report. The Water Board is seeking civil penalties and potentially limited injunctive relief.
County Permit Transfer Matter
In October 2024, the County of Santa Barbara’s Planning Commission approved the transfer of the Final Development Permits for the SYU, POPCO Facility and Pipelines from Exxon and certain of its subsidiaries to the Company and its subsidiaries, PPC and POPCO, pursuant to Santa Barbara County Code Chapter 25B. That approval was appealed by various environmental advocacy groups to the Board of Supervisors. On February 25, 2025, the Board of Supervisors heard the appeals but, despite a County staff recommendation to reject them, did not decide them, splitting 2-2 in a tie vote. As the appeals did not reverse the Planning Commission’s decision, the Company thereafter sought the permit transfers from the County, but was unsuccessful.
On May 8, 2025, the Company, its subsidiaries, PPC and POPCO, and Exxon and certain of its subsidiaries filed suit against the County of Santa Barbara and Board of Supervisors seeking a writ of mandamus directing Santa Barbara County to issue updated Final Development Permits reflecting the Sable plaintiffs as holders thereof, for declaratory relief finding that the County’s Chapter 25B ordinances violate the 5th and 14th amendments and Supremacy Clause of the Constitution and for damages. On September 12, 2025, after hearing, the court issued an order of mandate requiring that “within 60 days of service of the writ of mandate on the Board, hold a de novo public hearing to affirm, reverse, or modify the Planning Commission’s decision regarding Petitioners/Plaintiffs’ Final Development Permit applications in this action in compliance with Santa Barbara County Code Chapter 25B-8, 9, and 10.If the Board is unable to reach a vote that affirms, reverses, or modifies the Planning Commission’s decision, the Board shall hold another de novo public hearing within 45 days, and if unable again, every 45 days thereafter.” The County set a hearing in this matter pursuant to the writ of mandate for November 4, 2025, and at that hearing the Board voted to continue the hearing until December 16, and directed County Staff to prepare findings that would grant the appeals and deny the transfer of the permits to Sable for consideration at that hearing. The litigation has been stayed pending the final action at the Board of Supervisors’ re-hearing, after which the matter will return to federal court.
Johnson Class Action / Kelly Derivatives Claim
On July 28, 2025, shareholder Tracy Johnson filed a putative class action complaint against the Company in the U.S. District Court for the Central District of California, captioned Johnson v. Sable Offshore Corp., et al., Case No. 2:25-cv-06869 (C.D. Cal). The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, on behalf of a putative class of investors who purchased or acquired Sable’s publicly traded securities between May 19, 2025 and June 3, 2025, when the Company engaged in a public offering, and/or pursuant and/or traceable to the offering. The complaint named as defendants the Company, certain of its officers, and the underwriters in the offering.
On October 27, 2025, the Court appointed a lead plaintiff. On November 10, 2025, the lead plaintiff filed an amended complaint purportedly on behalf of persons or entities who purchased or otherwise acquired publicly traded Sable securities between May 19, 2025 and November 4, 2025. The amended complaint drops the claims under the Securities Act of 1933 and drops the underwriters as defendants. The amended complaint alleges, among other things, that the Company and certain of its officers made false and misleading statements or failed to disclose certain information regarding the Company’s business activities at the Santa Ynez Unit. The plaintiffs seek damages, costs, expenses, expert and attorneys’ fees, and other unspecified relief. Motions to dismiss are due on November 24, 2025, and a hearing on any motions to dismiss will be held on January 5, 2026. The Company intends to vigorously defend against the claims in this lawsuit.
On August 21, 2025, shareholder Bryce Kelly filed a verified shareholder derivative complaint, purportedly on behalf of the Company, in the U.S. District Court for the Central District of California, captioned Kelly v. Flores, et al., Case No. 2:25-cv-07848 (C.D. Cal.). The complaint names as defendants the members of the Board of Directors of the Company, certain officers of the Company, and the underwriters of the Company’s May 2025 public offering. The complaint alleges claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution under Section 10(b) and 21D of the Exchange Act of 1934, and contribution under Section 11(f) of the

Securities Act of 1933, based on similar factual allegations to those at issue in the Johnson case. The case is at a preliminary stage.
CalGem
On May 9, 2025, the California Department of Conservation’s Geologic Energy Management Division (“CalGEM”) issued a letter to the Company asserting that that the Company must post a bond of approximately $31.9 million, submit certain oil spill contingency response and management plans for CalGEM’s review, and indicating that the failure to timely respond could result in civil penalties of up to $50,000 per day/per violation. Sable disputes that CalGEM possesses jurisdiction to impose those requirements.
California Senate Bill 237
On September 13, 2025, the California Legislature passed Senate Bill 237 (“SB 237”). On September 19, 2025, Governor Gavin Newsom signed SB 237 into law. SB 237 added Section 51014.1 to the California Government Code, which requires that an “existing oil pipeline … that has been idle, inactive, or out of service for five years or more, shall not be restarted without passing a spike hydrostatic testing program.” SB 237 also amends Section 30262 of the California Coastal Act to provide that the “[r]epair, reactivation, [] maintenance,” or “[d]evelopment associated with the repair, reactivation or maintenance of an oil pipeline that has been idled, inactive or out of service for five years or more” must obtain a “new coastal development permit.”
On September 29, 2025, Sable filed a Complaint for Declaratory Relief against the State of California in Kern County Superior Court seeking a declaratory judgment that the Onshore Pipeline is not subject to SB 237 because the Onshore Pipeline is not “idle, inactive, or out of service,” and because the Legislature did not give SB 237 retroactive effect. Sable intends to vigorously prosecute the action.
Office of State Fire Marshal Matters
On December 17, 2024, the California Office of the State Fire Marshal (“OSFM”) approved Sable’s implementation of enhanced pipeline integrity standards for the Pipelines by granting state waivers of certain regulatory requirements (“State Waivers”) related to cathodic protection and seam weld corrosion for the Pipelines.
On February 11, 2025, Pipeline and Hazardous Materials Safety Administration (“PHMSA”) notified the OSFM that PHMSA does not object to OSFM’s granting of the State Waivers.
Two lawsuits have been filed against OSFM (as Defendant) and Sable and PPC (as Real Parties in Interest) challenging OSFM’s issuance of the State Waivers. On April 15, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief alleging that OSFM violated federal and state pipeline safety laws and the California Environmental Quality Act (“CEQA”) in issuing the State Waivers. The Environmental Defense Center, Get Oil Out!, Santa Barbara County Action Network, Sierra Club, and Santa Barbara Channelkeeper also filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against OSFM against OSFM (as Defendant) and Sable and PPC (as Real Parties in Interest) alleging similar claims. Both groups of Petitioners seek a court order declaring the State Waivers void and directing OSFM to vacate and set aside the State Waivers until OSFM complies with its obligations under federal and state pipeline safety laws and CEQA. A hearing was held on July 18, 2025, and on July 29, 2025, the court entered an order granting petitioners’ application for issuance of preliminary injunction in part, ruling that, absent further order of the court, Sable may resume petroleum transportation through the Onshore Pipeline 10 court days after Sable files notice that Sable has received all necessary approvals and permits for such resumption. The court clarified that Sable is not prevented from taking steps toward restarting the Onshore Pipeline, and that OSFM is not prevented from taking steps it finds appropriate in its regulatory capacity with respect to Sable’s Restart Plans as contemplated by the federal Consent Decree.
Sable and PPC intend to defend both cases vigorously.
On October 22, 2025, OSFM sent a letter to Sable alleging deficiencies in the Company’s compliance with the State Waivers. Sable strongly disagrees with the allegations, which are inconsistent with the plain language and numerous discussions with OSFM experts confirming that Sable was in compliance with the State Waivers. Sable provided its initial response to the OSFM on October 23, 2025, setting forth the Company’s objections to OSFM’s new interpretation of the State Waiver conditions, and plans to supplement its initial response. Refer to the Company’s 8-K filed on October 24, 2025 for more information.

Note 9 — Stockholders’ Equity (Successor)
Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 99,507,250 and 89,310,996 shares issued and outstanding, respectively.
The following summarizes the shares of Common Stock outstanding immediately following the consummation of the Business Combination:

Shares
Public stockholders	5,953,859
Initial stockholders	7,187,500
Merger consideration shares	3,000,000
First PIPE Investment	44,024,910
Total shares outstanding at close	60,166,269
Note: Table excludes Private Placement Warrants, Working Capital Warrants convertible into Common Stock, 5,070,524 shares of equity classified stock awards that were granted under the Company’s Incentive Plan after the Closing, net of forfeitures.

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
Equity Issuance. On September 26, 2024, the Company issued 7,500,000 shares of Common Stock for $150.0 million in gross proceeds in connection with the Second PIPE Investment. Upon the closing of the Second PIPE Investment, an associated marketing and legal fees of approximately $7.8 million, was paid in full, and was recognized as an offset to the proceeds from the Second PIPE investment within Additional paid-in capital in the unaudited condensed consolidated balance sheets and statements of stockholders’ equity (deficit)/net parent investment as of September 30, 2025 and December 31, 2024, respectively.
On May 23, 2025, the Company closed an upsized underwritten public offering of 10,000,000 shares of Common Stock at the public offering price of $29.50 per share. Upon the closing of the 2025 Offering, associated marketing fees and legal fees of approximately $12.4 million were incurred, and were recognized as an offset to the proceeds from the 2025 Offering within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders’ equity (deficit)/net parent investment as of September 30, 2025. The Company intends to use the approximately $282.6 million of net proceeds from the 2025 Offering for capital expenditures, working capital purposes and general corporate purposes.
Transportation Assets. As discussed in Note 5 — Related Party Transactions, on October 3, 2024, the Company purchased transportation assets and related equipment in exchange for 600,000 shares of the Company’s Common Stock, valued at $15.2 million.
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

Note 10 — Share Based Compensation
On February 12, 2024, the Company’s stockholders approved a share based compensation plan (the “Incentive Plan”) to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. The Predecessor had no equity compensation plans or outstanding equity awards specific to the SYU Assets. The total stock-based compensation expense is included on the unaudited condensed consolidated statements of operations based upon the job function of the employees receiving the grants as follows:

	Successor
(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024
Operations and maintenance expenses	$1,312	$1,789	$4,489	$3,722
General and administrative expenses	12,212	14,960	25,527	82,312
Total	$13,524	$16,749	$30,016	$86,034
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
Our employees, consultants and directors, and employees and consultants of our subsidiaries, may be eligible to receive awards under the Incentive Plan. Following the closing of the Business Combination, the Compensation Committee of the Company’s Board of Directors (the “Board”) was appointed by the Board to administer the Incentive Plan (the Compensation Committee, in its role as administrator of the Incentive Plan, the “Plan Administrator”).
The Plan Administrator has the authority to take all actions and make all determinations under the Incentive Plan, to interpret the Incentive Plan and award agreements and to adopt, amend and repeal rules for the administration of the Incentive Plan as it deems advisable. The Plan Administrator will also have the authority to, among other things, determine which eligible service providers receive awards, grant awards, set the terms and conditions of all awards under the Incentive Plan, including any performance goals, vesting and vesting acceleration provisions, subject to the conditions and limitations in the Incentive Plan, accelerate vesting requirements, waive or amend performance goals and other restrictions, and amend award agreements. As of September 30, 2025, 881,558 share based awards were authorized and available for grant by the Plan Administrator under the Successor’s Incentive Plan.
Restricted Stock Awards
On the Closing Date, and in connection with the executive officers’ employment agreements, the Company granted 650,000 shares of restricted Common Stock to each of the Company’s executive officers (other than Mr. Flores), which vested on the May 15, 2025, restart of production from the SYU Assets. The executive officer awards are subject to a three-year lock-up provision.
During March 2024, the Plan Administrator authorized the grant of 158,334 shares of restricted Common Stock in the aggregate to the independent members of the Board for their contributions towards closing the Business Combination and for their service on the Board. These restricted shares vested 12 months after the grant date.
Additionally, 2,237,190 shares of restricted Common Stock, net of forfeitures, were granted to employees of the Company through September 30, 2025, 2,218,190 of which vested following the May 15, 2025 restart of production from the SYU Assets. The remaining 19,000 shares of restricted Common Stock will vest 12 months from their respective grant dates. All of the executive officer awards, the awards granted to the members of the Board, and the awards granted to employees of the Company following the closing of the Business Combination are restricted stock awards to be settled in shares, and qualify as equity classified awards. The value of the stock-settled restricted stock awards is established by the market price on the date of grant and was recorded as compensation expense ratably over the vesting terms. Forfeitures are recognized as they occur.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2025 (Successor), and for the period February 14, 2024 through September 30, 2024 (Successor):

	Successor
	Nine Months Ended September 30, 2025		February 14, 2024—September 30, 2024
		Weighted-average grant date fair value		Weighted-average grant date fair value
	Shares		Shares
Non-vested, beginning of the period	4,874,270	$11.99	—	$—
Granted	227,885	25.91	4,807,270	11.84
Vested	(4,976,524)	12.58	—	—
Forfeited	(106,631)	11.46	—	—
Non-vested, end of the period	19,000	$28.64	4,807,270	$11.84
There was $0.4 million unrecognized stock-based compensation expense associated with unvested restricted stock awards as of September 30, 2025, which is to be recognized over the weighted average remaining life of less than one year.
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
Restricted stock units were initially granted during the nine months ended September 30, 2025 (Successor). No restricted stock units were granted during the three months ended September 30, 2025 (Successor), the nine months ended September 30, 2024 (Successor), the period February 14, 2024 through September 30, 2024 (Successor), or the period January 1, 2024 through February 13, 2024 (Predecessor).
There were 10,084,265 outstanding restricted stock units that were granted to our executive officers and, other members of management of the Company are to be settled in shares, and qualify as equity classified awards, while 366,300 outstanding restricted stock units that were granted to other employees of the Company are to be settled in cash and therefore are accounted for as liability classified awards. The value of the stock-settled restricted stock units is established by the market price of the Company’s Common Stock on the date of grant and is recorded as compensation expense ratably over the vesting terms. The value of the cash-settled restricted stock units is also established by the market price of the Company’s Common Stock but is remeasured at the end of each reporting period through settlement, with the related compensation expense recognized ratably over the vesting terms based on the change in the liability. The liability recognized for the cash-settled restricted stock units is presented within other current liabilities on the unaudited condensed consolidated balance sheets. Forfeitures are recognized as they occur.
The following table summarizes the activity of restricted stock units for the nine months ended September 30, 2025 (Successor):

	Successor
		Weighted-average grant date fair value
	Shares
Non-vested, beginning of the period	—	$—
Granted	10,460,465	20.34
Vested	—	—
Forfeited	(9,900)	21.19
Non-vested, end of the period	10,450,565	$20.34

As of September 30, 2025, unrecognized share based compensation expense to be recognized over the life of the restricted stock units consists of $188.1 million for the stock-settled restricted stock units and $5.7 million for the cash-settled restricted stock units. Such expense is to be recognized over the weighted average remaining life of 5.3 years and 2.6 years, respectively.
Other Stock Awards
On April 25, 2025, the Compensation Committee approved an annual grant of 25,000 shares of Common Stock to each of the Company’s three non-employee directors as compensation for service on the Board. These Board stock awards had a weighted-average grant date fair value of $19.82 per share, resulting in $1.5 million in share based compensation expense, which was recognized during the nine months ended September 30, 2025 (Successor).
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
Founders Shares
In the periods prior to the Business Combination, the Sponsor sold 434,375 Founder Shares to some of the Company’s directors and executives, including Gregory D. Patrinely, the Company’s Executive Vice President and Chief Financial Officer, at their original purchase price. Such sale of Founder Shares to the Company’s directors and executives is within the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were sold to directors and executives and effectively transferred subject to a performance condition (i.e., the consummation of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of achievement under the applicable accounting literature. As such, the Company recognized $3.7 million in stock-based compensation expense upon the completion of the Business Combination, which is included in the General and administrative expenses on the unaudited condensed consolidated statement of operations for the period from February 14, 2024 through September 30, 2024 (Successor).
Note 11 — Fair Value Measurements
Certain of the Company’s financial assets and liabilities are reported at fair value on the unaudited condensed consolidated balance sheets. An established fair value hierarchy prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy.

Recurring Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2025
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Senior Secured Term Loan	$—	$896,571	$—	$896,571
Private Placement Warrants	—	—	53,177	53,177
Working Capital Warrants	—	—	33,096	33,096
Restricted Stock Unit Liability(1)	—	690	—	690
(1) As discussed in Note 10 — Share Based Compensation, certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.

	As of September 30, 2024
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Senior Secured Term Loan	$—	$814,421	$—	$814,421
Public Warrants	115,873	—	—	115,873
Private Placement Warrants	—	—	91,658	91,658
Working Capital Warrants	—	—	51,018	51,018
The following tables present the changes in the fair value of the Level 3 Private Placement Warrants and Working Capital Warrants:

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2024	$79,263	$47,678	$126,941
Change in valuation inputs or other assumptions	13,492	7,803	21,295
Fair Value as of March 31, 2025	92,755	55,481	148,236
Change in valuation inputs or other assumptions	(17,325)	(9,821)	(27,146)
Fair Value as of June 30, 2025	75,430	45,660	121,090
Change in valuation inputs or other assumptions	(22,253)	(12,564)	(34,817)
Fair Value as of September 30, 2025	$53,177	$33,096	$86,273

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of February 14, 2024	$19,813	$—	$19,813
Change in valuation inputs or other assumptions	550	562	1,112
Fair Value as of March 31, 2024	20,363	10,845	31,208
Change in valuation inputs or other assumptions	37,839	19,045	56,884
Fair Value as of June 30, 2024	58,202	29,890	88,092
Transfer out of Level 3	(19,938)	—	(19,938)
Change in valuation inputs or other assumptions	53,394	21,128	74,522
Fair Value as of September 30, 2024	$91,658	$51,018	$142,676

During the three months ended September 30, 2024 (Successor), 1,517,338 Private Placement Warrants ceased to be held by the initial purchasers or their permitted transferees and therefore became redeemable by the Company and exercisable by the holders of such warrants on the same basis as the Public Warrants. As a result, $19.9 million was transferred out of Level 3 and into Level 1 in the fair value hierarchy during the three months ended September 30, 2024 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor).
There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor) or for the period from February 14, 2024 through September 30, 2024 (Successor).
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
Senior Secured Term Loan
As of September 30, 2025 and December 31, 2024, the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.
Warrant Liabilities
Prior to the Redemption, the Public Warrants were measured at the observable quoted price in active markets. Refer to Note 7 — Warrants for details regarding the Warrant exercises and redemptions for the period from February 14, 2024 through December 31, 2024 (Successor). The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor), the period from February 14, 2024 through September 30, 2024 (Successor) and the period January 1, 2024 through February 13, 2024 (Predecessor).
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

The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of September 30, 2025.

Inputs	September 30, 2025
Stock price	$17.46
Strike price	$11.50
Term (in years)	0.40
Volatility	100.0%
Risk-free rate	3.83%
Dividend yield	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of September 30, 2025.

Inputs	September 30, 2025
Stock price	$17.46
Strike price	$11.50
Term (in years)	3.38
Volatility	60.0%
Risk-free rate	3.57%
Dividend yield	0.00%
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

Inputs	December 31, 2024
Stock price	$22.90
Strike price	$11.50
Term (in years)	4.12
Volatility	45.0%
Risk-free rate	4.24%
Dividend yield	0.00%

Note 12 — Supplemental Cash Flow Information
The following table provides supplemental disclosure of substantive cash flow information:

	Successor		Predecessor
(in thousands)	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024
Assets and Liabilities resulting from Business Combination:
Senior Secured Term Loan, including paid-in-kind interest	$—	$765,018	$—
Supplies and materials	—	16,637	—
Accrued liabilities	—	129	—
Deferred tax liability	—	1,209	—
Asset retirement obligation assumed	—	90,073	—
Right-of-use assets obtained in exchange for operating lease liabilities	—	4,621	—

Right-of-use assets obtained in exchange for operating lease liabilities	335	13,260	—
Change in capital expenditures included in accounts payable and accrued liabilities	24,360	32,145	—
Warrant liability removed upon exercise	—	69,123	—
Accrued equity issuance costs	36	7,482	—
Capitalization of depletion to inventory	5,442	—	—
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
On October 14, 2025, the Company entered into the Fifth Amendment to the Sable-EM Purchase Agreement, pursuant to which the Company agreed to purchase a performance bond in the amount of $350.0 million in favor of EM as the sole beneficiary as plug and abandonment financial security, which is due three days prior to the Senior Secured Term Loan maturity (see further discussion of maturity date and Second Debt Amendment at Note 6 — Debt). In accordance with the Sable-EM Purchase Agreement, EM has the ability to request a performance bond increase to $500.0 million in favor of EM.
On October 14, 2025, the Company entered into a Letter Agreement Regarding Restart Production (the “Letter Agreement”) and the County of Santa Barbara’s Field Development Plan, with an effective date of June 1, 2025, whereby the Company agreed to provide EM additional consideration for lack of operatorship transfer. The Company will reimburse EM for costs associated with the Sable Offshore et al. v. County of Santa Barbara et al. litigation regarding operator permit transfer, and will compensate EM $4.0 million per month during the term of the agreement for operator related services. The term concludes at the earlier of (i) the completion of the transfer of operator or (ii) termination of the agreement by EM. Refer to Note 8 — Commitments and Contingencies for details regarding this County Permit Transfer Matter.
On November 10, 2025, the Company entered into subscription agreements with certain investors (the “Third PIPE Investors”), pursuant to which, among other things, the Third PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the Third PIPE Investors an aggregate of 45,454,546 newly issued shares of its Common Stock at a purchase price of $5.50 per share for an aggregate purchase price of approximately $250.0 million, on the terms and subject to the conditions set forth therein (the “Third PIPE Investment”). The issuance and sale of the Common Stock in the Third PIPE Investment was completed on November 12, 2025. The Company intends to use the proceeds from the Third PIPE Investment for general corporate purposes. The Third PIPE Investment is expected to satisfy the common equity contribution condition of the Senior Secured Term Loan amendment announced by the Company on November 3, 2025, as previously discussed in Note 6 — Debt.

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
On May 23, 2025 the upsized underwritten public offering of 10,000,000 shares of Common Stock at the public offering price of $29.50 per share closed. Upon the closing of the 2025 Offering, associated marketing fees and legal fees of approximately $12.4 million were incurred, and were recognized as an offset to the proceeds from the 2025 Offering within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of stockholders’ equity (deficit)/net parent investment as of September 30, 2025. The Company received approximately $282.6 million of net proceeds from the 2025 Offering to be used for capital expenditures, working capital purposes and general corporate purposes.
Third PIPE Investment
On November 10, 2025, the Company entered into subscription agreements with certain investors (the “Third PIPE Investors”), pursuant to which, among other things, the Third PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the Third PIPE Investors an aggregate of 45,454,546 newly issued shares of its Common Stock at a purchase price of $5.50 per share for an aggregate purchase price of approximately $250.0 million, on the terms and subject to the conditions set forth therein (the “Third PIPE Investment”). The issuance and sale of the Common Stock in the Third PIPE Investment was completed on November 12, 2025. The Company intends to use the proceeds from the Third PIPE Investment for general corporate purposes. The Third PIPE Investment is expected to satisfy the common equity contribution condition of the Senior Secured Term Loan amendment announced by the Company on November 3, 2025, as previously discussed in Note 6 — Debt.
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
Recent Events
Offshore Storage and Treating Vessel Offtake Strategy
On September 29, 2025, Sable announced that it is evaluating and pursuing an offshore storage and treating vessel (“OS&T”) strategy to provide access to domestic and global markets via shuttle tankers for federal crude oil produced from the SYU in the Pacific Outer Continental Shelf Area (the “OS&T Strategy”). Continued delays related to the Onshore Pipeline have prompted Sable to evaluate and pursue the OS&T Strategy. On October 9, 2025, Sable submitted a Development and Production Plan update for the SYU to the Bureau of Ocean Energy Management (“BOEM”). Prior to implementation of the OS&T strategy, regulatory authorizations are required, including clearance from BOEM.
Preparations for the OS&T Strategy include the acquisition of a suitable OS&T vessel, certain refitting and upgrades to the vessel and the SYU equipment, transportation of the vessel to SYU, and related installation. In connection with implementation of the OS&T Strategy, the Company expects to opportunistically acquire an existing OS&T in Q1 2026, with delivery of the vessel expected in Q3 2026. Following the acquisition of the vessel, and vessel and platform upgrades and installation, Sable would expect to begin sales from all SYU platforms in Q4 2026, with expected comprehensive oil production rates of over 50,000 barrels of oil per day, utilizing the OS&T within the SYU federal leases, provided the Company receives regulatory clearances. See Risk Factors—Risks Associated with Our Operations—In order to commence operations pursuant to an OS&T offtake strategy, we will require clearances and permitting, including from BOEM.”
Amendment of the Senior Secured Term Loan
On November 3, 2025, the Company and Exxon entered into an amendment (the “Second Debt Amendment”) to the Senior Secured Term Loan. The Second Debt Amendment will become effective upon the satisfaction of certain conditions, including the Company receiving equity contributions in an amount of no less than $225.0 million, net of underwriting fees and other transaction costs and expenses, and other customary closing conditions. The Second Debt Amendment, once effective, will extend the maturity date of the Senior Secured Term Loan to the earlier of (i) March 31, 2027 or (ii) 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan). The Second Debt Amendment, once effective, will increase the interest rate from ten percent (10%) per annum to fifteen percent (15%) per annum, compounded annually, payable in arrears on January 1st of each year. At the Company’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount under the Senior Secured Term Loan. The Second Debt Amendment will also include additional reporting covenants and a financial liquidity covenant that will require the Company to have not less than $25.0 million in unrestricted cash, measured at the end of each month. There is no guarantee that the Company will be able to satisfy the necessary conditions to effect the Second Debt Amendment.
Restart of Production and Resuming Petroleum Transportation through 324 and 325
On May 15, 2025, Sable initiated oil production from six wells on Platform Harmony at SYU and began flowing oil production to Las Flores Canyon (“LFC”) at an initial rate of approximately 6,000 barrels of oil per day.
On May 18, 2025, Sable completed anomaly repairs on Line 324 (formerly known as Line 901), which extends from the Las Flores Station on the California coast to the Gaviota Pump Station in Santa Barbara County, California, and Line 325 (formerly known as Line 903), which extends from the Gaviota Pump Station to Pentland Station in Kern County, California, the point of sale. With the completion of such repairs, Sable has now completed its anomaly repair program on the Onshore Pipeline as specified by a Consent Decree that Plains entered into with various governmental agencies in 2020 (the “Consent Decree”), the governing document for resuming petroleum transportation through the Onshore Pipeline.
The Consent Decree requires the approval from the California Department of Forestry and Fire Protection’s Office of State Fire Marshall (“OSFM”) regarding restart plans for each of the Pipelines (the “Restart Plans”) prior to resuming petroleum transportation through Lines 324 and 325 (the “Pipeline Restart”). The Consent Decree prescribes what must be submitted in the Restart Plans. On July 29, 2024, Pacific Pipeline Company (“PPC”) submitted the Restart Plans to OSFM for approval. As of May 27, 2025, Sable has conducted successful hydrotests on all segments of Line 324 and Line 325.
State Waivers. On December 17, 2024, OSFM approved Sable’s implementation of enhanced pipeline integrity standards for the Pipelines by granting state waivers of certain regulatory requirements (“State Waivers”) related to cathodic protection and seam weld corrosion for the Pipelines.
On February 11, 2025, Pipeline and Hazardous Materials Safety Administration (“PHMSA”) notified the OSFM that PHMSA does not object to OSFM’s granting of the State Waivers.
Two lawsuits have been filed against OSFM (as Defendant) and Sable and PPC (as Real Parties in Interest) challenging OSFM’s issuance of the State Waivers. On April 15, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief alleging that OSFM violated federal and state pipeline safety laws and the California Environmental Quality Act (“CEQA”) in issuing the State Waivers (Case No. 25CV02244). The Environmental Defense Center, Get Oil Out!, Santa Barbara County Action Network, Sierra Club, and Santa Barbara Channelkeeper also filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against OSFM against OSFM (as Defendant) and Sable and PPC (as Real Parties in Interest) alleging similar claims (Case No. 25CV02247). Both groups of Petitioners seek a court order declaring the State Waivers void and directing OSFM to vacate and set aside the State Waivers until OSFM complies with its obligations under federal and state pipeline safety laws and CEQA. A hearing was held on July 18, 2025, and on July 29, 2025, the court entered an order granting petitioners’ application for issuance of preliminary injunction in part, ruling that, absent further order of the court, Sable may resume petroleum transportation through the Onshore Pipeline 10 court days after Sable files notice that Sable has received all necessary approvals and permits for such resumption. The court clarified that Sable is not prevented from taking steps toward restarting the Onshore Pipeline, and that OSFM is not prevented from taking steps it finds appropriate in its regulatory capacity with respect to Sable’s Restart Plans as contemplated by the federal Consent Decree.
Sable and PPC intend to defend both cases vigorously.
On October 22, 2025, OSFM sent a letter to Sable alleging deficiencies in the Company’s compliance with the State Waivers. Sable strongly disagrees with the allegations, which are inconsistent with the plain language and numerous discussions with OSFM experts confirming that Sable was in compliance with the State Waivers. Sable provided its initial response to the OSFM on October 23, 2025, setting forth the Company’s objections to OSFM’s new interpretation of the State Waiver conditions, and plans to supplement its initial response. Refer to the Company’s 8-K filed on October 24, 2025 for more information.
Pipeline Maintenance and Repair Work. Federal regulations require Sable to promptly “evaluate all anomalous [pipeline] conditions and remediate those that could reduce a pipeline’s integrity.” The Consent Decree requires Sable to comply with this and other federal regulatory requirements related to pipeline safety at heightened standards. In addition, Sable is required to comply with California Assembly Bill 864’s requirements to install certain safety valves along the Pipelines in Santa Barbara County (the “County”). Accordingly, Sable has undertaken and completed required pipeline repair activities for both Lines 324 and 325, and the installation of the sixteen safety valves required under the approved 2021 Coastal Best Available Technology Plan.
California Coastal Commission. On September 27, 2024, the California Coastal Commission (the “Coastal Commission”) issued Notice of Violation No. V-9-24-0152 to Sable, which asserted that Sable’s safety valve installation work and certain maintenance and repair activities undertaken by Sable on the Pipelines in the California coastal zone (the “Coastal Zone”) to address anomalies and install safety valves constituted unpermitted development activities under the California Coastal Act (Cal. Pub. Res. Code Section 30000, et seq.) (the “Coastal Act”) and the County’s Local Coastal Program (“LCP”). Sable undertook the subject repair and maintenance work, including the safety valve installation work, based on its understanding that no new coastal development permit or other Coastal Act authorization was required, consistent with the County’s practice of authorizing repair work on the Pipelines since they were first permitted and built over 30 years ago. Following good faith negotiations with Coastal Commission staff, on November 12, 2024, the Coastal Commission issued Executive Director Cease and Desist Order No. ED-24-CD-02 (the “Order”) requiring Sable to, among other requirements, prepare and submit an interim restoration plan and submit an application either to the Coastal Commission or the County to obtain a coastal development permit for the valve installation and other maintenance and repair work. In compliance with the Order, Sable prepared, submitted, and implemented the Interim Restoration Plan as approved by Coastal Commission staff. Sable separately submitted certain applications to the County related to some of the maintenance and repair work that was subject to Notice of Violation No. V-9-24-0152. The Order expired on February 10, 2025.
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
In addition, also on February 12, 2025, the County delivered a letter to the Coastal Commission. In this letter, the County responded to a request by the Coastal Commission to consent to a consolidated coastal development permit process for certain activities undertaken and planned by Sable on the Pipelines. The County’s letter also stated that certain maintenance and repair work on the Pipelines that was referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 is “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement. Thus, no further application to or action by the County is required.”
On February 14, 2025, Sable submitted a written response to the Coastal Commission’s Notice of Violation V-9-24-0152 detailing that, consistent with the County’s letters, certain of the alleged unpermitted development subject to the Notice of Violation was previously approved and that no further coastal development permit is required.
On February 18, 2025, Sable filed a complaint against the Coastal Commission in the Superior Court of the State of California for the County of Santa Barbara (Case No. 25CV00974). In the complaint, Sable challenges the Coastal Commission’s prior Notices of Violations and Executive Director Cease and Desist Order as procedurally improper and asserts that the Coastal Commission lacks authority to prohibit work authorized by existing permits. Sable seeks a declaration that the Coastal Commission’s actions are unlawful, an injunction prohibiting further enforcement actions by the Coastal Commission, damages for the alleged taking of property rights, and attorneys’ fees and costs. The Coastal Commission proceeded to issue an Executive Director Cease and Desist Order to Sable on February 18, 2025, related to certain of Sable’s pipeline repair and maintenance activities and safety valve installation work.
On April 10, 2025, the Coastal Commission approved Cease and Desist Order CCC-25-CD-01, Restoration Order CCC-25-RO-01, and Administrative Penalty Order CCC-25-AP3-01, whereby the Coastal Commission ordered the Company to cease and desist from all ongoing development in the Coastal Zone “as part of the effort to restart the Santa Ynez Unit oil production operations and bring the pipelines back into use,” apply for new Coastal Act authorization for all previously completed, ongoing, and future development in the Coastal Zone to the extent “part of the effort to restart the Santa Ynez Unit oil production operations and bring the pipelines back into use,” and imposed an administrative penalty of approximately $18.0 million on the Company. Sable is prepared to vigorously pursue all available legal remedies related to the orders, including the administrative penalty, imposed by the Coastal Commission.

On April 16, 2025 the Coastal Commission filed a request in the Santa Barbara County Superior Court for a temporary restraining order against the Company to restrain the Company from violating the Cease and Desist Order CCC-25-CD-01 and to halt repair and maintenance activities on the Pipelines within the Coastal Zone. The request was filed within the Company’s ongoing litigation against the Coastal Commission (Case No. 25CV00974). On April 17, 2025, the court denied the Coastal Commission’s request for a temporary restraining order and set the matter for further hearing on May 14, 2025, which date was later continued to May 28, 2025.
On April 22, 2025, counsel for the Coastal Commission filed a Petition for Stay, Writ of Supersedeas, or Other Appropriate Order, and Request for Temporary Stay with the Second Division California Court of Appeal, seeking a temporary stay of the Santa Barbara County Superior Court’s denial of the Coastal Commission’s request for a TRO and an order requiring Sable to comply with the cease and desist order. Sable filed an Opposition to the Coastal Commission’s Petition with the Court of Appeal on April 28, 2025. On May 15, 2025, the Court of Appeal denied the Coastal Commission’s request for a temporary stay.
On May 28, 2025, the court granted the Coastal Commission’s application for issuance of a preliminary injunction, enjoining Sable from conducting any further “development” in violation of Cease and Desist Order CCC-25-CD-01. On July 9, 2025, the court denied Sable’s motion to stay the Cease and Desist Order CCC-25-CD-01. On July 16, 2025, Sable filed a notice of appeal of challenging the court’s issuance of preliminary injunction. On July 29, 2025, counsel for Sable filed a Petition for Writ of Mandate or Other Appropriate Relief with the Second Division California Court of Appeal, seeking a writ of mandate reversing the Santa Barbara County Superior Court’s denial of Sable’s motion to the stay Cease and Desist Order CCC-25-CD-01. On August 4, 2025, the Court of Appeal denied Sable’s Petition for Writ of Mandate. Sable’s opening brief, reporter transcript and appendix of actions are due to be submitted to the Court of Appeal by November 14, 2025. On October 6, 2025, Sable filed a motion to file an amended complaint which quantifies its monetary damages in excess of $347 million. On October 15, 2025, the Santa Barbara County Superior Court denied the Company’s request for the issuance of a writ of mandate on its first cause of action and set procedural motions related to Sable’s four additional causes of action for December 3, 2025. On November 5, 2025, Sable filed its opening brief in support of its appeal challenging the Superior Court’s issuance of the preliminary injunction. Sable also filed a Petition for Writ of Mandate or Other Appropriate Relief, seeking a writ of mandate reversing the Superior Court’s October 15, 2025, denial of Sable’s first cause of action.
BSEE Matter
On June 27, 2024, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Debra Haaland, Secretary of the U.S. Department of the Interior; the Bureau of Safety and Environmental Enforcement (“BSEE”); and Bruce Hesson, BSEE Pacific Regional Director in the U.S. District Court for the Central District of California (Case No. 2:24-cv-05459). Sable intervened and vigorously contests the plaintiffs’ allegations. In the plaintiffs’ amended complaint, they allege that BSEE: violated the National Environmental Policy Act (“NEPA”), the Outer Continental Shelf Lands Act (“OCSLA”), and the Administrative Procedure Act (“APA”) in November 2023 by approving an extension to resume operations associated with the16 oil and gas leases Sable holds in the SYU in federal waters offshore of California in the Santa Barbara Channel; and violated NEPA and the APA in September 2024 by approving applications for permits to modify for well reworking operations and by failing to conduct supplemental environmental analysis for oil and gas development and production in the SYU. The complaint asks for the court: to issue an order finding that BSEE violated NEPA, OCSLA and the APA; to vacate and remand the extension and the applications for permits to modify; to order BSEE to complete NEPA analysis by a date certain; to prohibit BSEE from authorizing further extensions, applications for permits to modify, or any other authorizations for resuming production until it complies with NEPA, OCSLA and the APA; and for an award of costs and attorneys’ fees. Sable believes that the government’s prior extensions to resume operations were both appropriate and authorized and independently that subsequent actions, including a May 28, 2025 Environmental Assessment relied on by BSEE and a May 29, 2025 decision by BSEE approving the extension, render plaintiffs’ claims moot. On September 24, 2025, the court denied cross-motions for summary judgment by all parties. On November 7, 2025, the court approved a new scheduling order that provides for an amended complaint, the filing by the federal government of an updated administrative record by December 19, 2025, and a hearing on disputes over completeness of or for leave to seek discovery related to the administrative record on March 13, 2026.
BOEM Matter
On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; BOEM; and Douglas Boren, BOEM Pacific Regional Director, in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asks for the court:

to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable intervened and vigorously contests the plaintiffs’ allegations. On September 10, 2025, the court denied Sable’s motion to dismiss based on plaintiffs’ failure to provide notice under OCSLA’s citizen suit provision. The court approved a scheduling order that provides for a hearing on cross-motions for summary judgment on May 15, 2026.
Regional Water Quality Control Board and Department of Fish and Wildlife Matters
On December 13, 2024, the California Central Coast Regional Water Quality Control Board (“Water Board”) issued three letters to the Company related to the Pipelines: (i) a Notice of Violation for an alleged unauthorized discharge of waste to waters of the state at an ephemeral stream in Santa Barbara County; (ii) a Directive to obtain regulatory coverage for an alleged unauthorized discharge of waste to waters of the state at the same ephemeral stream identified in item (i); and (iii) a First Notice of Non-Compliance for an alleged failure to obtain coverage under the Water Board’s General Permit for Construction Stormwater Discharges in Santa Barbara, San Luis Obispo, and Kern Counties.
On December 17, 2024, the California Department of Fish and Wildlife (“CDFW”) issued a Notice of Potential Violation to Sable for alleged violations of the California Fish and Game Code at four separate sites within Santa Barbara County and San Luis Obispo County in California for alleged placement or fill of waste to waters.
On January 10, 2025, Sable submitted a written response to the Water Board’s December 2024 letters. On January 13, 2025, Sable submitted a written response to CDFW’s December 2024 Notice of Potential Violation. On January 22, 2025, the Water Board issued two additional letters to Sable related to the Pipelines: (i) a Second and Final Notice of Non-Compliance for an alleged failure to obtain coverage under the Water Board’s General Permit for Construction Stormwater Discharges in Santa Barbara, San Luis Obispo, and Kern Counties; and (ii) an order requiring Sable to submit a technical report associated with the discharge of earthen material to waters of the state.
On January 31, 2025, Sable submitted an application to the Water Board for regulatory coverage for the alleged discharge of waste to waters of the state at the location identified in the Water Board’s December 13, 2024, Notice of Violation, and coverage was approved and issued by the Water Board on March 20, 2025. On February 18, 2025, Sable submitted an application to CDFW for the same site, that application was deemed complete in March 2025, and work at the site was approved to proceed in May 2025. On February 21, 2025, the Company submitted a written response to the Water Board’s Second and Final Notice of Non-Compliance. On March 7, 2025, Sable submitted its initial responses to the Water Board’s order requiring Sable to submit a technical report, and on April 15, 2025, the Company submitted a supplemental response, that Sable committed to provide in its March initial response.
Sable submitted after-the-fact permitting applications to the Water Board and CDFW with respect to potential discharges at the four sites identified in CDFW’s December 2024 notice during the first two weeks of March 2025. The Water Board provided responses and requests for additional information in April 2025, to which the Company provided supplemental information on April 25, 2025. These sites were fully permitted by the Water Board in June 2025 and by CDFW as of September 2025.
On April 15, 2025, the Water Board issued a second Notice of Violation to the Company for an alleged failure to provide a sufficient response to the Water Board’s request for a technical report and continued allegations of unauthorized discharges. On that same day, the Company submitted to the Water Board further responses and additional information in response to the Water Board’s request for a technical report, in which the Company identified additional sites that may require after-the-fact permitting. On April 17, 2025, the Water Board issued Resolution R3-2025-0024, which referred any assessment of civil liability, injunctive and declaratory relief against the Company for its alleged violations of the California Water Code to the California Attorney General via the California Superior Court. After the issuance of Resolution R3-2025-0024, the Company continued to work with the Water Board and CDFW to identify locations and submit additional after-the-fact permit applications. On July 24, 2025, the Water Board issued a third Notice of Violation, requiring the Company to provide additional information in order to satisfy the request for a technical report, to which the Company timely responded on August 13, 2025 with all requested information. As of November 11, 2025, the Water Board and CDFW have each has issued permits for five locations identified by the Water Board, CDFW, and the Company. Nine additional locations (for a total of 14) are awaiting final approvals from both the Water Board and CDFW. Based on the information provided by Sable in response to the Notices of Non-Compliance associated with the Water Board’s General Permit for Construction Stormwater Discharges, the Water Board is not further requiring Sable to obtain coverage under that permit for the work performed.

On September 16, 2025, the Santa Barbara County District Attorney’s office filed a criminal Complaint in Santa Barbara County Superior Court, with 21 Counts being pursued (sixteen (16) misdemeanors and five (5) felonies) for alleged violation of the California Fish & Game Code and Water Code. The Complaint references some of the 14 locations where the Company has already sought after-the-fact permitting from the Water Board and CDFW, but also includes other locations where neither the Water Board nor the CDFW are requiring any further action or permitting. The Company has retained counsel for defense. On October 3, 2025, the Water Board filed a civil action in Santa Barbara County Superior Court alleging that the Company failed to secure permits at the 14 locations prior to undertaking the work, though the Complaint also notes the Company’s after-the-fact permitting efforts. The Complaint also alleges failure to comply with the request for a technical report. The Water Board is seeking civil penalties and potentially limited injunctive relief.
County Permit Transfer Matter
In October 2024, the County of Santa Barbara’s Planning Commission approved the transfer of the Final Development Permits for the SYU, POPCO Facility and Pipelines from Exxon and certain of its subsidiaries to the Company and its subsidiaries, PPC and POPCO, pursuant to Santa Barbara County Code Chapter 25B. That approval was appealed by various environmental advocacy groups to the Board of Supervisors. On February 25, 2025, the Board of Supervisors heard the appeals but, despite a County staff recommendation to reject them, did not decide them, splitting 2-2 in a tie vote. As the appeals did not reverse the Planning Commission’s decision, the Company thereafter sought the permit transfers from the County, but was unsuccessful.
On May 8, 2025, the Company, its subsidiaries, PPC and POPCO, and Exxon and certain of its subsidiaries filed suit against the County of Santa Barbara and Board of Supervisors seeking a writ of mandamus directing Santa Barbara County to issue updated Final Development Permits reflecting the Sable plaintiffs as holders thereof, for declaratory relief finding that the County’s Chapter 25B ordinances violate the 5th and 14th amendments and Supremacy Clause of the Constitution and for damages. On September 12, 2025, after hearing, the court issued an order of mandate requiring that “within 60 days of service of the writ of mandate on the Board, hold a de novo public hearing to affirm, reverse, or modify the Planning Commission’s decision regarding Petitioners/Plaintiffs’ Final Development Permit applications in this action in compliance with Santa Barbara County Code Chapter 25B-8, 9, and 10.If the Board is unable to reach a vote that affirms, reverses, or modifies the Planning Commission’s decision, the Board shall hold another de novo public hearing within 45 days, and if unable again, every 45 days thereafter.” The County set a hearing in this matter pursuant to the writ of mandate for November 4, 2025, and at that hearing the Board voted to continue the hearing until December 16, and directed County Staff to prepare findings that would grant the appeals and deny the transfer of the permits to Sable for consideration at that hearing. The litigation has been stayed pending the final action at the Board of Supervisors’ re-hearing, after which the matter will return to federal court.
Johnson Class Action / Kelly Derivatives Claim
On July 28, 2025, shareholder Tracy Johnson filed a putative class action complaint against the Company in the U.S. District Court for the Central District of California, captioned Johnson v. Sable Offshore Corp., et al., Case No. 2:25-cv-06869 (C.D. Cal). The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, on behalf of a putative class of investors who purchased or acquired Sable’s publicly traded securities between May 19, 2025 and June 3, 2025, when the Company engaged in a public offering, and/or pursuant and/or traceable to the offering. The complaint named as defendants the Company, certain of its officers, and the underwriters in the offering.
On October 27, 2025, the Court appointed a lead plaintiff. On November 10, 2025, the lead plaintiff filed an amended complaint purportedly on behalf of persons or entities who purchased or otherwise acquired publicly traded Sable securities between May 19, 2025 and November 4, 2025. The amended complaint drops the claims under the Securities Act of 1933 and drops the underwriters as defendants. The amended complaint alleges, among other things, that the Company and certain of its officers made false and misleading statements or failed to disclose certain information regarding the Company’s business activities at the Santa Ynez Unit. The plaintiffs seek damages, costs, expenses, expert and attorneys’ fees, and other unspecified relief. Motions to dismiss are due on November 24, 2025, and a hearing on any motions to dismiss will be held on January 5, 2026. The Company intends to vigorously defend against the claims in this lawsuit.
On August 21, 2025, shareholder Bryce Kelly filed a verified shareholder derivative complaint, purportedly on behalf of the Company, in the U.S. District Court for the Central District of California, captioned Kelly v. Flores, et al., Case No. 2:25-cv-07848 (C.D. Cal.). The complaint names as defendants the members of the Board of Directors of the Company, certain officers of the Company, and the underwriters of the Company’s May 2025 public offering. The complaint alleges claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution under Section 10(b) and 21D of the Exchange Act of 1934, and contribution under Section 11(f) of the

Securities Act of 1933, based on similar factual allegations to those at issue in the Johnson case. The case is at a preliminary stage.
CalGem
On May 9, 2025, the California Department of Conservation’s Geologic Energy Management Division (“CalGEM”) issued a letter to the Company asserting that that the Company must post a bond of approximately $31.9 million, submit certain oil spill contingency response and management plans for CalGEM’s review, and indicating that the failure to timely respond could result in civil penalties of up to $50,000 per day/per violation. Sable disputes that CalGEM possesses jurisdiction to impose those requirements.
California Senate Bill 237
On September 13, 2025, the California Legislature passed Senate Bill 237 (“SB 237”). On September 19, 2025, Governor Gavin Newsom signed SB 237 into law. SB 237 added Section 51014.1 to the California Government Code, which requires that an “existing oil pipeline … that has been idle, inactive, or out of service for five years or more, shall not be restarted without passing a spike hydrostatic testing program.” SB 237 also amends Section 30262 of the California Coastal Act to provide that the “[r]epair, reactivation, [] maintenance,” or “[d]evelopment associated with the repair, reactivation or maintenance of an oil pipeline that has been idled, inactive or out of service for five years or more” must obtain a “new coastal development permit.”
On September 29, 2025, Sable filed a Complaint for Declaratory Relief against the State of California in Kern County Superior Court seeking a declaratory judgment that the Onshore Pipeline is not subject to SB 237 because the Onshore Pipeline is not “idle, inactive, or out of service,” and because the Legislature did not give SB 237 retroactive effect. Sable intends to vigorously prosecute the action.
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

•Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the projected restarting sales of production volumes.
Results of Operations
The comparability of our operating results for the three and nine months ended September 30, 2025 (Successor), the three months ended September 30, 2024 (Successor), the period February 14, 2024 through September 30, 2024 (Successor), and for the period January 1, 2024 through February 13, 2024 (Predecessor) was impacted by the Business Combination. In the discussion of our results of operations for these periods, we may quantitatively disclose the impacts of the Business Combination to the extent they remain ascertainable. The entirety of our activity since inception through the Closing Date were related to our formation, the preparation for our initial public offering, and since the closing of our initial public offering, the search for a target for our initial business combination (Refer to Note 1 — Organization, Business Operations, and Going Concern).
Following the Closing Date, all of our operations have focused on recommencing sales of production from the SYU Assets. We lack the ability to generate any operating revenues until we receive the necessary regulatory and legal approvals to recommence sales of production. Our primary source of non-operating income is generated in the form of interest income on cash and cash equivalents. We also expect to continue to incur additional expenses as a result of being an operating public company, including for legal, accounting and compliance expenses.
Three Months Ended September 30, 2025 (Successor) vs. Three Months Ended September 30, 2024 (Successor)
The following table presents selected unaudited condensed consolidated financial results of operations for the Successor periods presented.

	Successor		Increase (Decrease)
(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$	%
Revenue
Oil and gas sales	$—	$—	$—	—%
Total Revenue	—	—	—
Operating Expenses
Operations and maintenance expenses	79,405	25,629	53,776	210%
Depletion, depreciation, amortization and accretion	3,259	2,755	504	18%
General and administrative expenses	36,719	26,225	10,494	40%
Total operating expenses	119,383	54,609	64,774	119%
Loss from operations	(119,383)	(54,609)	(64,774)	119%
Other (income) expenses:
Change in fair value of warrant liabilities	(34,817)	178,199	(213,016)	nm
Other (income) expense, net	(1,828)	2,728	(4,556)	nm
Interest expense	21,010	19,169	1,841	10%
Total other (income) expense, net	(15,635)	200,096	(215,731)	nm
Loss before income taxes	(103,748)	(254,705)	150,957	(59)%
Income tax expense	6,630	865	5,765	nm
Net loss	$(110,378)	$(255,570)	$145,192	(57)%
nm: not meaningful
Operating and maintenance expenses. Operating and maintenance expenses were $79.4 million for the three months ended September 30, 2025 (Successor), representing an increase of $53.8 million, or 210%, compared to $25.6 million for the three months ended September 30, 2024 (Successor). The increase in operating and maintenance expenses is primarily attributable to additional maintenance expenses incurred in connection with restart efforts, which includes an 81% increase in operations employee headcount between reporting periods, and $16.0 million related to operator rights expenditures, partially offset by $1.6 million of operating expense capitalized as Inventory and other on the unaudited condensed consolidated balance sheet as of September 30, 2025. Operations and maintenance expenses are expected to remain elevated for the remainder of 2025.

Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $3.3 million for the three months ended September 30, 2025 (Successor), representing an increase of $0.5 million, or 18%, compared to $2.8 million for the three months ended September 30, 2024 (Successor). The increase in depletion, depreciation, amortization and accretion is primarily attributable to the compounding effect of ARO accretion. The depletion, depreciation, amortization and accretion expense recognized for the three months ended September 30, 2025 (Successor) primarily represents the recognition of ARO accretion for the period. Recognition of depletion expense will resume once the assets are placed in service and sales volumes are achieved. Depletion, depreciation and amortization of $3.6 million associated with the SYU assets was recognized during the three months ended September 30, 2025 (Successor); however, as the associated production remained in the Company’s storage tanks as of September 30, 2025, the onshore volumes have been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet. Depletion, depreciation, amortization and accretion expense is expected to increase following the commencement of sales of production.
General and administrative expenses. G&A expenses were $36.7 million for the three months ended September 30, 2025 (Successor), representing an increase of $10.5 million, or 40%, compared to $26.2 million for the three months ended September 30, 2024 (Successor). The increase in G&A expenses is primarily attributable to $4.6 million in higher compensation related to an 11% increase in general and administrative employee headcount, and $5.8 million in higher legal costs for the three months ended September 30, 2025 (Successor) related to ongoing legal and regulatory matters.
Total other (income) expense, net. Total other (income) expense, net was $15.6 million in other income for the three months ended September 30, 2025 (Successor), representing a change of $215.7 million compared to other expense of $200.1 million for the three months ended September 30, 2024 (Successor). The change in total other (income) expense, net was primarily attributable to a $213.0 million change in the fair value of warrants, which decreased due to the remaining term of the warrants, a decrease in the market price of the Common Stock, and the effects of market volatility. The $4.6 million change in other (income) expense, net is attributable to $5.0 million of other expense recognized during the three months ended September 30, 2024 (Successor) related to the First Amendment to the Senior Secured Term Loan (Refer to Note 6 — Debt for additional details regarding the First Amendment to the Senior Secured Term Loan) and a $1.8 million increase in interest expense due to the higher debt balance for the three months ended September 30, 2025 (Successor).
Income tax expense. Income tax expense for the three months ended September 30, 2025 (Successor) was $6.6 million, representing an increase of $5.8 million compared to $0.9 million for the three months ended September 30, 2024 (Successor). Utilizing provisions of ASC 740, the Company’s effective tax rate was negative 6.4% and negative 0.3% for the three months ended September 30, 2025 (Successor) and the three months ended September 30, 2024 (Successor), respectively. The negative tax rates were due to our ongoing assessment of our ability to recover our deferred tax assets, in which we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. The income tax rate was higher due to the cumulative effect of the annual tax rate decrease recognized during the three months ended September 30, 2024 (Successor).

Nine Months Ended September 30, 2025 (Successor) vs. the periods from January 1, 2024 through February 13, 2024 (Predecessor) and February 14, 2024 through June 30, 2024 (Successor).
The following table presents selected unaudited condensed consolidated financial results of operations for the Successor and Predecessor periods presented.

	Successor		Predecessor	Increase (Decrease)
(in thousands)	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	$	%
Revenue
Oil and gas sales	$—	$—	$—	$—	—
Total Revenue	—	—	—	—	—
Operating Expenses
Operations and maintenance expenses	164,246	59,241	7,320	97,685	147%
Depletion, depreciation, amortization and accretion	9,452	6,856	2,627	(31)	—%
General and administrative expenses	134,369	209,890	1,714	(77,235)	(36)%
Total operating expenses	308,067	275,987	11,661	20,419	7%
Loss from operations	(308,067)	(275,987)	(11,661)	(20,419)	7%
Other (income) expenses:
Change in fair value of warrant liabilities	(40,668)	257,614	—	(298,282)	nm
Other (income) expense	(7,776)	(72)	128	(7,832)	nm
Interest expense	63,029	48,145	—	14,884	nm
Total other expense, net	14,585	305,687	128	(291,230)	nm
Loss before income taxes	(322,652)	(581,674)	(11,789)	270,811	(46)%
Income tax expense	25,336	19,437	—	5,899	nm
Net loss	$(347,988)	$(601,111)	$(11,789)	$264,912	(43)%
nm: not meaningful
Operating and maintenance expenses. Operating and maintenance expenses were $164.2 million for the nine months ended September 30, 2025 (Successor), representing an increase of $97.7 million, or 147%, compared to $7.3 million for the period from January 1, 2024 through February 13, 2024 (Predecessor) and $59.2 million for the period February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $66.6 million. The increase in operating and maintenance expenses is primarily attributable to additional maintenance expenses incurred in connection with restart efforts, which includes a 152% increase in operations employee headcount since the Closing Date, $16.0 million related to operator rights expenditures, and $6.6 million related to restart incentive compensation, partially offset by $5.5 million of operating expense capitalized as Inventory and other on the unaudited condensed consolidated balance sheet as of September 30, 2025. Operations and maintenance expenses are expected to remain elevated for the remainder of 2025.
Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $9.5 million for the nine months ended September 30, 2025 (Successor), representing an increase of less than $0.1 million, or less than 1%, compared to $2.6 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $6.9 million for the period February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $9.5 million. The consistent depletion, depreciation, amortization and accretion is attributable to the Company not recognizing depreciation expense following the Business Combination, as the Company determined the assets were not in service since repairs are necessary prior to achieving production restart, offset by the compounding effect of ARO accretion. Depletion, depreciation and amortization of $5.4 million associated with the SYU assets was recognized during the nine months ended September 30, 2025 (Successor); however, as the associated production remained in the Company’s storage tanks as of September 30, 2025, the entire amount has been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet. The depletion, depreciation, amortization and accretion expense recognized for the nine months ended September 30, 2025 (Successor) primarily represents the recognition of ARO accretion for the period. Recognition of depletion expense will resume once the assets are placed in service and sales volumes are achieved. Depletion, depreciation, amortization and accretion expense is expected to increase prior to our commencement of sales of production.

General and administrative expenses. G&A expenses were $134.4 million for the nine months ended September 30, 2025 (Successor), representing a decrease of $77.2 million compared to $1.7 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $209.9 million for the period February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $211.6 million. The decrease in G&A expenses is primarily attributable to the $70.0 million accrued settlement of the Grey Fox Matter (Refer to Note 8 — Commitments and Contingencies), $16.8 million in legal expenses and professional fees related to the Business Combination that were recognized for the period February 14, 2024 through September 30, 2024 (Successor) and a $56.8 million decrease in share-based compensation expense between reporting periods. Such decreases were partially offset by $35.7 million in higher compensation related to restart incentive compensation costs and the recognition of salaries and wages for the full nine months ended September 30, 2025 (Successor), compared to the Successor period February 14, 2024 through September 30, 2024. Predecessor G&A expenses were allocated to SYU as a portion of certain other operating costs based on aggregated historical benchmarking data as previously noted (Refer to Note 2 — Significant Accounting Policies).
Total other expense, net. Total other expense, net was $14.6 million for the nine months ended September 30, 2025 (Successor), representing a decrease of $291.2 million compared to other expense of $0.1 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and other expense of $305.7 million for the period February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined expense of $305.8 million. The decrease in total other expense, net was primarily attributable to a decrease of $298.3 million in the fair value of the warrants, due to fewer warrants outstanding for the nine months ended September 30, 2025 (Successor) after all public warrants were redeemed during the year ended December 31, 2024, and due to an increase in the market price of the Common Stock in the prior year compared to a decrease in the market price of the Common Stock in the current period, and a $7.8 million decrease in Other (income) expense attributable to $5.0 million of other expense recognized during the period February 14, 2024 through September 30, 2024 (Successor) related to the First Amendment to the Senior Secured Term Loan (Refer to Note 6 — Debt for additional details regarding the First Amendment to the Senior Secured Term Loan), paired with a decrease in interest income due to the lower cash balance over the comparative periods, partially offset by $14.9 million in higher interest expense for the nine months ended September 30, 2025 (Successor) due to higher debt balance over the comparative periods. The Predecessor did not have any debt or associated interest expense, warrants, or interest income.
Income tax expense. Income tax expense for the nine months ended September 30, 2025 (Successor) was $25.3 million, representing an increase of $5.9 million compared to zero for the period January 1, 2024 through February 13, 2024 (Predecessor) and $19.4 million for the period February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $19.4 million. Utilizing provisions of ASC 740, the Company’s effective tax rate was negative 7.9%, and negative 3.3% for the nine months ended September 30, 2025 (Successor) and the period February 14, 2024 through September 30, 2024 (Successor) respectively. The negative tax rates were due to our ongoing assessment of our ability to recover our deferred tax assets, in which we concluded that it was more likely than not that our deferred tax assets in excess of deferred tax liabilities would not be realized. The negative income tax rate was greater due to lower forecasted pre-tax book loss for the full year.
Liquidity and Capital Resources
Overview. Our plans for recommencing sales of production volumes, including restarting the remainder of the existing wells and facilities that have not been restarted and recommencing oil transportation via OS&T or through the Onshore Pipelines, will require significant capital expenditures in excess of current operational cash flow. Historically, SYU’s primary source of liquidity has been its operational cash flow and, since the shut-in, capital contributions from its parent. While production has restarted, prior to generating sales and positive cash flow from production, our capital expenditure needs will be substantial.
As of September 30, 2025, we had unrestricted cash and cash equivalents of $41.6 million. Our total debt as of September 30, 2025 was $896.6 million, comprised of principal and paid-in-kind accrued interest on our Senior Secured Term Loan, which matures on January 9, 2026, but is expected to be extended to the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan) upon effectiveness of the Second Debt Amendment (see further discussion of the Second Debt Amendment at Note 6 — Debt in the consolidated financial statements). To date, we have pursued recommencement of oil sales by restarting production of the SYU Assets and returning the Onshore Pipeline to service. We are currently evaluating and pursuing an OS&T strategy and have curtailed substantially all capital expenditures relating to the Onshore Pipeline and onshore processing facility. If commercial sales through the Onshore Pipeline and onshore processing facility were to become available in the future, we expect to pursue such onshore sales, which would require incurring such curtailed onshore expenses, in addition to the OS&T expenses discussed here.
Prior to the Business Combination, Flame had approximately $62.2 million in its trust account, which consisted of proceeds from the public stockholders and the private placement investors in connection with the Company’s initial public offering, less redemptions. Sable raised $440.2 million in gross proceeds from the First PIPE Investment in connection with the Business Combination, $150.0 million in gross proceeds from the Second PIPE Investment, and approximately $183.5 million from the exercise of 15,957,820 warrants for 15,957,820 shares of Common Stock. Additionally, more than $600 million of the Purchase Price was seller-financed through a secured Senior Secured Term Loan with EM. In May 2025, the Company raised an additional $295.0 million in gross proceeds from the sale of 10,000,000 shares of Common Stock in the 2025 Offering. In November 2025, the Company raised an additional $250.0 million in gross proceeds from the sale of 45,454,546 shares of Common Stock in the Third PIPE Investment. Based on its current financial plan, Sable management expects sales production to commence in the fourth quarter 2026, after which its operating cash flows are expected to be sufficient to service Sable’s operating expenses and indebtedness. However, such expectation is dependent on the results of the remaining regulatory and legal approvals required to recommence sales of production via the Onshore Pipeline or the OS&T.
Capital Requirements. Sable currently estimates no remaining start-up expenses to recommence oil sales via the Onshore Pipelines, other than those required to obtain necessary regulatory approvals. If we implement the OS&T offtake strategy, we currently estimate remaining start-up expenses of approximately $450.0 million to recommence offshore oil sales. The expenditures will primarily be directed towards preparing for the implementation of an OS&T offtake strategy, including the procurement of a suitable vessel and necessary upgrade and installation costs with respect to such vessel and our platforms, obtaining necessary regulatory approvals and recommencing oil sales in the fourth quarter of 2026. We cannot assure you that our assumptions used to estimate our liquidity requirements, our anticipated cost savings or reductions, or the costs required to achieve operations under the OS&T strategy will be correct, as we have not previously undertaken such actions and as a consequence, our ability to predict such amounts is uncertain and may be impacted by factors outside of our control. After receipt of clearance from BOEM, we intend to pursue additional financing options, which may include the issuance of public or private debt securities, bank financing or a combination thereof. However, there can be no assurance that we will be able to obtain such additional financing on commercially agreeable terms, or at all.
Management evaluates its cost estimates on an ongoing basis. The expenditures will primarily be directed toward obtaining the necessary regulatory and legal approvals and configuring the OS&T to meet our operational needs. After sales of production commences, Sable management expects a rapid increase in operating cash flows that should allow Sable to fund further capital expenditures. If Sable is unable to obtain funds or provide funds as needed for the planned capital expenditure program, Sable may not be able to finance the capital expenditures necessary to restart production sales or sustain production thereafter.
Going Concern
Prior to the Business Combination, EM funded the Predecessor SYU operational expenses. Since the consummation of the Business Combination, Sable has addressed near-term capital funding needs with the First PIPE Investment, the Second PIPE Investment, proceeds from the exercise of Warrants (refer to Note 7 — Warrants for additional details regarding the warrant exercises), net proceeds from the 2025 Offering, and the Third PIPE Investment. However, the Company’s plans for recommencement of sales of production are contingent upon approvals from federal, state and local regulators.
Following the Closing Date and through September 30, 2025, the Successor reported unrestricted cash of $41.6 million, total debt of $896.6 million, and an accumulated deficit of $1.0 billion. Additionally, the achievement of first production triggered the acceleration of the Senior Secured Term Loan maturity date to 240 days after the production restart date, or January 9, 2026, but is expected to be extended to the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan) upon effectiveness of the Second Debt Amendment (refer to Note 6 — Debt for additional details regarding the Second Debt Amendment).
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
Due to the remaining regulatory and legal approvals necessary to implement either the Pipeline Strategy or OS&T Strategy, and resume sales of production volumes, and lack of assurance that new financing, or refinancing of the Senior Secured Term Loan, will be available to the Company on commercially acceptable terms, if at all, substantial doubt exists about the

Company’s ability to continue as a going concern. The financial statements included in this quarterly report do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that could be necessary if the Company is unable to continue as a going concern.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities:

	Successor		Predecessor	Change
(dollars in thousands)	Nine Months Ended September 30, 2025	February 14, 2024—September 30, 2024	January 1, 2024—February 13, 2024	$	%
Cash flows (used in) provided by:
Operating activities	$(253,574)	$(125,509)	$(22,474)	$(105,591)	(71)%
Investing activities	(323,093)	(222,728)	—	(100,365)	(45)%
Financing activities	282,524	618,387	22,474	(358,337)	(56)%
Net change in cash and cash equivalents	$(294,143)	$270,150	$—
Cash Flows from Operating Activities. Since the regulatory and legal approvals required to restart Lines 324 and 325 have not been received, no operating revenues have been recognized for the comparative periods. The net cash used in operating activities for the Company was $253.6 million for the nine months ended September 30, 2025 (Successor), representing an increase in cash used in operating activities of $105.6 million, or 71%, compared to net cash used in operating activities of $22.5 million for the period January 1, 2024 through February 13, 2024 (Predecessor) and $125.5 million net cash used in operating activities from February 14, 2024 through September 30, 2024 (Successor), respectively, or a combined $148.0 million. The primary use of cash can be attributed to maintenance and operational readiness activities in the Predecessor and Successor periods, with additional general and administrative costs incurred post the Business Combination in the Successor period.
For the nine months ended September 30, 2025 (Successor), we had a net loss of $348.0 million, which consists of a non-cash decrease of $40.7 million in fair value of the warrants, non-cash stock-based compensation of $30.0 million, non-cash paid-in-kind interest of $62.6 million, non-cash depreciation, depletion, amortization and accretion of $9.5 million, and non-cash tax expense of $25.3 million. Changes in accounts payable for the period of $20.7 million is primarily attributable to the increase in vendor payables associated with the restart efforts. For the period January 1, 2024 through February 13, 2024 (Predecessor), SYU incurred a net loss of $11.8 million and for the period February 14, 2024 through September 30, 2024 (Successor) the Company incurred a net loss of $601.1 million, respectively, or a combined $612.9 million. Our combined net loss was partially offset by a non-cash change in the fair value of our warrant liabilities of $257.6 million, non-cash stock based compensation of $86.0 million, non-cash paid-in-kind interest $47.3 million, and non-cash deferred tax expense of $19.4 million. Changes in accounts payable of $46.6 million is primarily attributable to the Grey Fox Matter settlement, with $35.0 million in accounts payable and accrued liabilities as of September 30, 2024 (Refer to Note 2 — Significant Accounting Policies). Future cash flow from operations will depend on our ability to recognize sales of production volumes, as well as the prices of oil, natural gas and NGLs.
Cash Flows from Investing Activities. Net cash used in investing activities was $323.1 million for the nine months ended September 30, 2025 (Successor), representing an increase in cash used in investing activities of $100.4 million, or 45%, compared to the net cash used investing activities of zero for the period January 1, 2024 through February 13, 2024 (Predecessor) and $222.7 million for the period February 14, 2024 through September 30, 2024 (Successor), or a combined $222.7 million. Investing cash flow for the nine months ended September 30, 2025 (Successor) consists of cash paid for capital expenditures associated with restart efforts and for the period February 14, 2024 through September 30, 2024 (Successor) is almost entirely comprised of $204.2 million paid to EM at Closing per settlement statement. There was no net cash used in investing activities for the Predecessor period since the SYU Assets had been shut in since 2015 and had no investing activities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $282.5 million for the nine months ended September 30, 2025 (Successor), consisting of $295.0 million of gross proceeds from the 2025 Offering and related paid fees of $12.5 million. Net cash provided by financing activities for the period January 1, 2024 through February 13, 2024 (Predecessor) was $22.5 million and net cash provided by financing activities for the period February 14, 2024 through September 30, 2024 (Successor) was $618.4 million, respectively, or a combined $640.9 million.

Financing activities for the period January 1, 2024 through February 13, 2024 (Predecessor) consists of EM capital contributions financing the maintenance and operational readiness activities. Financing activities for the period February 14, 2024 through September 30, 2024 (Successor) are comprised of $440.2 million of gross proceeds from the First Pipe Investment, $150.0 million of gross proceeds from the Second PIPE Investment, or $590.2 million in aggregate gross private offering proceeds, net of $22.9 million of capitalized transaction expenses, or $567.4 million net, plus $72.5 million net cash received from warrant exercises, less deposit paid to EM for the Term Loan of $18.8 million, payment of debt issuance costs of $1.5 million, and repayment of Flame non-convertible promissory notes — related parties for $1.1 million.
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
On May 19, 2025, the Company announced that as of May 15, 2025, it had restarted production at SYU and begun flowing oil production from six wells at SYU’s Platform Harmony to LFC. Additionally, with the completion of the Gaviota State Park anomaly repairs on the Onshore Pipeline on May 18, 2025, the Company completed its anomaly repair program on the Onshore Pipeline as specified by the Consent Decree, the governing document for the restart and operations of the Onshore Pipeline. As a result of Restart Production the Senior Secured Term Loan must be refinanced or otherwise paid in full within 240 days following such first production date, or January 9, 2026, but is expected to be extended to the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan) upon effectiveness of the Second Debt Amendment (refer to Note 6 — Debt for additional details regarding the Second Debt Amendment).
Additional obligations include the performance of ARO as referenced under “Critical Accounting Policies and Estimates—Asset Retirement Obligations” below.
Off Balance Sheet Arrangements
As of September 30, 2025, the Company had no off-balance sheet arrangements.
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
Other Property and Equipment. Other property and equipment primarily consist of onshore midstream facilities, transportation assets and assets related to the Company’s corporate office (the “Office Assets”). Due to the nature of such assets, the onshore midstream facilities are presented within oil and gas properties, while the transportation assets and the Office Assets are presented within other assets on the unaudited condensed consolidated balance sheets.
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
The SYU Assets had previously been shut in since 2015 due to a pipeline incident but had been maintained by EM to preserve it in an operation-ready state and thus no depletion had been recognized prior to achieving first production on May 15, 2025. Depletion, depreciation and amortization of $3.6 million and $5.4 million associated with the SYU assets was recognized during the three and nine months ended September 30, 2025, respectfully; however, as the associated production remained in the Company’s storage tanks as of September 30, 2025, the entire amount has been capitalized as Inventory and other on the unaudited condensed consolidated balance sheet. The recognition of depletion expense on the unaudited condensed consolidated statement of operations will commence upon the commencement of sales of production.
Oil Inventory. Production volumes for the period May 16, 2025 through September 30, 2025 were retained within the Company’s storage tanks and recognized as short term oil inventory, and the associated depletion expense was capitalized, as noted above. ASC 330 dictates that inventory shall initially be valued at the price paid or consideration given to acquire an asset. By analogy, the Company capitalized the costs incurred that were directly attributable to producing and transporting the production to the onshore storage tanks, including associated depreciation, depletion, and amortization. Oil inventory is presented as a component of Inventory and other on the unaudited condensed consolidated balance sheet.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2025. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2024 10-K, except as described below. The following additional risk factors should be read in conjunction with those previously disclosed. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
In order to commence operations pursuant to an OS&T offtake strategy, we will require clearances and permitting, including from BOEM.
We may experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to recommence oil sales pursuant to an OS&T offtake strategy, which may delay or interrupt our operations and limit our growth and revenue, or may impact our ability to repay or refinance the Senior Secured Term Loan, which, after the effectiveness of the Second Debt Amendment, will mature on the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan). In particular, prior to implementation of the OS&T Strategy, regulatory authorizations are required, including clearance from BOEM. If we do not receive regulatory clearances in a timely manner, we may not be able to reach commercial sales on our estimated timeline of the fourth quarter of 2026.
While the previous operator of the SYU assets was able to utilize an OS&T strategy to process SYU production in federal waters from 1981 to 1994 under previously issued permits, there is no assurance that we will be able successfully obtain the agency clearance or permits required to recommence oil sales pursuant to the OS&T Strategy or that no additional state or federal clearances or permits will be required in the future.
Under the terms of the Senior Secured Term Loan, the loans thereunder will mature on the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons, and the terms on which we will be able to refinance the Senior Secured Term Loan will depend on then-prevalent market conditions.
The Senior Secured Term Loan matures on January 9, 2026. However, pursuant to the Second Debt Amendment, once effective, the Senior Secured Term Loan will mature on the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan). There is no guarantee that the Company will be able to satisfy the necessary conditions to effect the Second Debt Amendment. Additionally, our ability to obtain any refinancing of the Senior Secured Term Loan, and the terms of any such refinancing, will depend on market conditions at the time of any such refinancing. There can be no assurance that we will be able to obtain such refinancing on terms commercially acceptable to us, or at all.
Restrictive covenants in the Senior Secured Term Loan or any future agreements governing our indebtedness could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
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
The Senior Secured Term Loan also contains representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control). TheSecond DebtAmendment will also include additional reporting covenants and a financial liquidity covenant that will require the Company to have not less than $25 million in unrestricted cash, measured at the end of each month. In addition, during the pendency of the Senior Secured Term Loan and in case of an event of default thereunder, EM may exercise all remedies at law or equity, and may foreclose upon substantially all of our assets and the assets of our subsidiaries, including, in the event of a deficiency, cash and any other assets not acquired from EM in the Business Combination to the extent constituting collateral under the applicable financing documents.
There is no guarantee that we will have sufficient cash to recommence oil sales.
Until we recommence oil sales, either via the Pipeline System or an OS&T offtake strategy, we will not generate any revenue or cash flows from operations and will rely on cash on hand to fund the operations necessary to recommence oil sales. If we do not have sufficient cash on hand to recommence oil sales, we may need to raise additional capital to continue our operations, and this capital may not be available on acceptable terms or at all. If we do not have sufficient cash on hand or are unable to obtain additional funding on a timely basis, we may be unable to recommence oil sale, which could materially affect our business, financial condition and results of operations.
Our assumptions and estimates regarding the total costs associated with recommencing oil sales may be inaccurate.
We currently estimate no remaining start-up expenses to recommence oil sales via the Las Flores Pipeline System, other than those required to obtain necessary regulatory approvals. If we instead pursue the OS&T Strategy, we currently estimate remaining start-up expenses of approximately $450.0 million to recommence offshore oil sales. The expenditures will primarily be directed towards preparing for the implementation of the OS&T Strategy, including the procurement of a suitable vessel and necessary upgrade and installation costs with respect to such vessel and our platforms, obtaining necessary regulatory approvals and recommencing oil sales in the fourth quarter of 2026. This estimate of costs to recommence oil sales considers currently available facts and presently enacted laws and regulations, but it is subject to uncertainties associated with the assumptions that we have made. For example, because the markets for OS&T vessels and vessel refurbishment and upgrading are competitive, and our estimates for the cost of procurement and planned upgrades are based on our understanding of the relevant markets and current supply of suitable vessels and contracts, the actual cost of such a vessel and the related upgrades may exceed our expectations. In addition, the costs of equipment, repairs and maintenance, the costs of operating personnel, the costs to obtain governmental approvals, and legal, consulting and other professional expenses could turn out to be higher than we have estimated. In addition, commencement of sales pursuant to the OS&T Strategy may be delayed if additional financing is not procured in a timely fashion and therefore our capital expenditure plan is delayed. We may experience increases in costs and delays.
We are currently evaluating and pursuing the OS&T Strategy and have curtailed substantially all capital expenditures relating to the Onshore Pipeline and onshore processing facility. If in the future we are permitted to conduct commercial sales using such assets, we intend to do so and would incur such curtailed onshore costs, in addition to the costs related to the pursuit of the OS&T Strategy. Accordingly, our assumptions and estimates may change in future periods based on future events and total costs may materially increase. Therefore, we can provide no assurance that we will not have to incur additional costs in future periods that are significantly higher than our estimated costs to recommence oil sales.

We are subject to complex federal, state, local and other laws, regulations and permits that could adversely affect the cost, manner, ability or feasibility of conducting our operations.
Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations administered by governmental authorities vested with broad authority relating to the exploration for and the development, production and transportation of oil, natural gas, and NGLs. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. In order to commence operations pursuant to the OS&T offtake strategy, we will require regulatory authorizations, including clearance from BOEM. We may incur substantial costs in order to maintain compliance with these existing laws and regulations, and we may experience delays in procuring required approvals, which may increase our costs or delay our ability to produce revenue.. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our oil, natural gas, and NGLs development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the release or discharge of materials into or through the environment, worker health and safety aspects of our operations, or otherwise relating to environmental protection, resource protection, and damage to natural resources. These laws and regulations may impose numerous obligations applicable to our operations, including regulated drilling activities; installation and use of an OS&T; the restriction of types, quantities and concentrations of materials that can be released or discharged into or through the environment; the limitation or prohibition of drilling, production and transportation activities on certain lands lying within wilderness, wetlands, seismically active areas and other protected or preserved areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution and natural resources damages potentially resulting from our operations. The Environmental Protection Agency, BOEM, BSEE, PHMSA, OSFM, CalGEM, Coastal Commission, CDFW, Water Board, SLC and numerous other governmental authorities have the authority to enforce compliance with these laws and regulations and the permits issued by them, often requiring difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, injunctive and mitigation relief, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to recommence oil sales, which may delay or interrupt our operations and limit our growth and revenue, or may impact our ability to repay or refinance the Senior Secured Term Loan, which, once the Second Amendment is effective, will mature on the earlier of (i) March 31, 2027 or (ii) the date falling 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan).
Under certain environmental laws that impose strict as well as joint and several liability, we may be required to remediate or conduct other response actions at or in relation to contaminated properties currently owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased in recent years. New laws and regulations continue to be enacted, particularly at the state level, and environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Additionally, any changes in environmental regulations related to biodiversity protection could impose further operational constraints and costs. To the extent laws are enacted, or other governmental action is taken that restricts drilling, production and transportation activities, or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.
Attempts by the California state government to restrict the production of oil and gas could negatively impact our operations and result in decreased demand for fossil fuels in California.
California, where our offshore pipelines in state waters and our onshore operations and assets are located, is heavily regulated with respect to oil and gas operations. Federal, state and local laws and regulations govern most aspects of exploration, production, processing and transportation of hydrocarbons in California. The regulatory burden on the industry increases our costs and consequently may have an adverse effect upon capital expenditures, earnings or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and prospects.
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
•On July 1, 2025, amendments to the Low Carbon Fuel Standard (“LCFS”) Regulation took effect. The LCFS Program is a market-based compliance measure that is designed to create economic value from low-carbon and renewable fuel technologies, with a stated goal of reducing greenhouse gas emissions in California. The recent amendments increase both the pre- and post-2030 stringency of carbon intensity benchmarks. Specifically, they increase the carbon intensity reduction targets from 20% to 30% by 2030, and aim for a 90% reduction by 2045, based on a 2010 baseline.
•On September 19, 2025, California Governor Gavin Newsom signed Assembly Bill 1207 and Senate Bill 840 into law. Together, the new laws re-authorize and extend California’s cap-and-trade program – now renamed the “cap-and-invest” program – through December 31, 2045. This program sets a price on greenhouse emissions that over time may reduce demand for oil and gas.
At this time, we cannot predict the potential future actions that may result from these orders or how such actions might potentially impact our operations.
On February 21, 2025, California State Assembly Member Hart introduced AB 1448 to the California State Legislature. Among other changes, AB 1448 would amend certain provisions of California’s Public Resources Code to add additional procedural requirements for oil- and gas-related leases in state waters and would require that the repair, reactivation, and maintenance of an oil and gas facility that has been idled, inactive, or out of service for three years or more obtain a new coastal development permit. On September 10, 2025, a separate bill—SB 237—was amended to include certain provisions originally proposed in AB 1448. In particular, SB 237 added requirements to the California Government Code that provide that an existing oil pipeline that has been idle, inactive, or out of service for five years or more, cannot be restarted without passing a spike hydrostatic testing program. SB 237 also amended the California Coastal Act to provide that the repair, reactivation, or maintenance of an oil pipeline that has been idled, inactive or out of service for five years or more must obtain a new coastal development permit. On September 12, 2025, AB 1448 was moved to the inactive file, and on September 13, 2025, the California State Legislature passed SB 237. On September 19, 2025, Governor Gavin Newsom signed SB 237 into law, which will go into effect January 1, 2026. On September 29, 2025, Sable filed a Complaint for Declaratory Relief against the State of California in Kern County Superior Court seeking a declaratory judgment that the Onshore Pipeline is not subject to SB 237 because the Onshore Pipeline is not “idle, inactive, or out of service,” and because the Legislature did not give SB 237 retroactive effect. Sable intends to vigorously prosecute the action.
On June 3, 2022, the U.S. Court of Appeals for the Ninth Circuit prohibited the federal government from issuing new permits or plans for the use of well stimulation treatments, including hydraulic fracturing and acidizing of wells, in federal waters on the Pacific Outer Continental Shelf until a full environmental review is completed by federal agencies, including an environmental impact statement. The injunction was the result of lawsuits filed by the State of California, the California Coastal Commission and environmental groups alleging that federal agencies violated environmental laws when they authorized unconventional drilling methods from offshore California platforms. The court further found that the agencies violated the Endangered Species Act and Coastal Zone Management Act by not undertaking the appropriate consultations pursuant to those statutes.

While currently none of our Pacific Outer Continental Shelf operations rely on hydraulic fracturing stimulation or acidizing of wells as discussed in the Ninth Circuit decision, any future attempts to place restrictions on other well stimulation treatments may adversely impact our operations, including causing operational delays, increased costs, and reduced production, which could adversely affect our revenues, results of operations and net cash provided by operating activities.
In December 2023, the State Lands Commission granted authority to the Executive Officer to solicit and execute agreements for consultant services to prepare an “Analysis of Public Trust Resources and Values” (“APTR”), which will assess the risks and impacts to Public Trust resources of all 12 leases for offshore oil and gas pipelines under the Commission's jurisdiction including two leases related to Sable’s and its subsidiary’s assets in state waters. The APTR will include technical evaluations, environmental assessments, climate change considerations, public needs analysis, and alternatives to pipelines. The Commission expects to finalize the APTR by December 31, 2026. The Commission has also authorized a temporary moratorium on new lease applications and issuances for offshore oil and gas pipelines until the APTR is completed and its findings are reviewed. The outcome of the APTR could adversely affect our ability to renew or extend our State Lands Commission leases beyond the current expirations in 2028 and 2029.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
(a)
Subscription Agreements
On November 10, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Third PIPE Investors”), pursuant to which, among other things, the Third PIPE Investors agreed to subscribe for and purchase from Sable, and Sable agreed to issue and sell to the Third PIPE Investors, an aggregate of 45,454,546 newly issued shares of Sable’s Common Stock, for an aggregate purchase price of approximately $250 million, on the terms and subject to the conditions set forth therein. The issuance and sale of the Common Stock contemplated by the Subscription Agreements was completed on November 12, 2025.
The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of the form of Subscription Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
The Common Stock to be issued and sold to the Third PIPE Investors pursuant to the Subscription Agreements will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b) N/A.
(c)    During the three months ended September 30, 2025 (Successor), no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporate by Reference
Filing
No.	Description of Exhibit	Form	Exhibit	Date

3.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

10.1*	Form of Subscription Agreement.	—	—	—

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: November 13, 2025	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)