Form 10-Q
period 2026-03-31
Sable Offshore Corp.
filed 2026-05-06
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2026 there were 154,362,910 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except par values)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$52,168	$97,684
Accounts receivable	1,542	—
Inventory	6,306	12,078
Materials and supplies	14,403	14,658
Prepaid expenses and other current assets	10,594	11,282
Total current assets	85,013	135,702
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,611,450	1,567,029
Less: Accumulated depreciation, depletion and amortization	(9,933)	(5,977)
Total oil and gas properties, net	1,601,517	1,561,052
Other, net	43,352	44,068
Total assets	$1,729,882	$1,740,822

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$117,324	$99,353
Senior Secured Term Loan including paid-in-kind interest, net	956,252	921,584
Other current liabilities	4,234	2,488
Total current liabilities	1,077,810	1,023,425
Warrant liabilities	81,895	37,738
Asset retirement obligations	116,466	113,181
Deferred tax liability	12,833	12,833
Other	19,015	19,342
Total liabilities	1,308,019	1,206,519
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 150,321,586 and 144,961,796 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	1,727,331	1,642,746
Accumulated deficit	(1,305,484)	(1,108,458)
Total Stockholders’ Equity	421,863	534,303
Total Liabilities and Stockholders’ Equity	$1,729,882	$1,740,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Oil sales	$1,271	$—
Total revenue	1,271	—
Operating Expenses
Operations and maintenance expenses	68,033	34,443
Depletion, depreciation, amortization and accretion	3,942	3,021
General and administrative expenses	48,050	22,332
Total operating expenses	120,025	59,796
Loss from operations	(118,754)	(59,796)
Other (income) expenses:
Change in fair value of warrant liabilities	44,157	21,295
Other income	(553)	(3,440)
Interest expense	34,668	21,010
Total other expense, net	78,272	38,865
Loss before income taxes	(197,026)	(98,661)
Income tax expense	—	10,883
Net loss	$(197,026)	$(109,544)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	143,670,869	84,436,726
Basic and diluted net loss per Common Stock	$(1.37)	$(1.30)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	144,961,796	$15	$1,642,746	$(1,108,458)	$534,303
Issuance of Common Stock, net	5,359,790	1	70,757	—	70,758
Share based compensation	—	—	13,828	—	13,828
Net loss	—	—	—	(197,026)	(197,026)
BALANCE—March 31, 2026	150,321,586	$16	$1,727,331	$(1,305,484)	$421,863

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	89,310,996	$8	$1,082,473	$(698,296)	$384,185
Share based compensation	27,362	—	6,065	—	6,065
Net loss	—	—	—	(109,544)	(109,544)
BALANCE—March 31, 2025	89,338,358	$8	$1,088,538	$(807,840)	$280,706
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ending March 31,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(197,026)	$(109,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	3,942	3,021
Share based compensation expense	15,026	6,065
Amortization of operating lease right-of-use asset	369	406
Amortization of debt issuance costs	99	156
Paid-in-kind interest	34,569	20,854
Deferred tax expense	—	10,883
Change in fair value of warrant liabilities	44,157	21,295
Changes in current assets and current liabilities, net of effect of acquisition:
Accounts receivable	(1,542)	—
Inventory	(3,186)	—
Materials and supplies	252	257
Prepaid expenses and other assets	892	(2,599)
Accounts payable and accrued liabilities	20,224	1,271
Net cash used in operating activities	(82,224)	(47,935)

Cash flows from investing activities:
Payments for capital expenditures	(21,050)	(63,304)
Net cash used in investing activities	(21,050)	(63,304)

Cash flows from financing activities:
Offering proceeds	72,394	—
Payment of equity issuance costs	(14,433)	(36)
Payment of debt issuance costs	(203)	—
Net cash provided by (used in) financing activities	57,758	(36)
Net change in cash	(45,516)	(111,275)
Cash, cash equivalents and restricted cash, beginning of the period	97,684	335,772
Cash, cash equivalents and restricted cash, end of the period	$52,168	$224,497

Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$52,168	$188,987
Restricted cash	—	35,510
Total cash, cash equivalents and restricted cash	$52,168	$224,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2026
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
On November 1, 2022, SOC, entered into a purchase and sale agreement (as amended, the “Sable-EM Purchase Agreement”) with Exxon Mobil Corporation (“Exxon”) and Mobil Pacific Pipeline Company (“MPPC,” and together with Exxon, “EM”) pursuant to which SOC agreed to acquire from EM certain assets constituting the Santa Ynez field in Federal waters offshore California (“SYU”) and associated onshore processing and pipeline assets (such “Assets,” as defined in the Sable-EM Purchase Agreement, collectively the “SYU Assets”). The SYU Assets include the Santa Ynez Pipeline System (“SYPS”), which is a single, integrated and continuous interstate pipeline system that transports crude oil from the SYU onshore and then inland. Specifically, the SYPS is primarily comprised of offshore pipeline segments that transport crude oil from the SYU onshore, midstream processing and storage facilities at Las Flores Canyon (“LFC”) and onshore pipeline segments that transport crude oil to Pentland Station in Kern County, CA.
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
On March 13, 2026, the President of the United States, Donald J. Trump, signed an Executive Order to, among other things, delegate certain authorities under the Defense Production Act of 1950 (“DPA”) to the United States Secretary of Energy. Subsequently, on March 13, 2026, the United States Secretary of Energy, Chris Wright, issued an order to the Company invoking the DPA (the “DPA Order”) to immediately prioritize and allocate pipeline transportation services for hydrocarbons from the SYU through the SYPS in order to address the energy scarcity and supply disruption risks caused by California policies that have left the region and U.S. military forces dependent on foreign oil.
On March 14, 2026, the Company resumed the transportation of hydrocarbons (oil) produced at the SYU through the SYPS at the direction of the United States Secretary of Energy, Chris Wright, in compliance with the DPA Order. In doing so, the Company facilitates the supply of domestically produced crude oil through U.S. pipeline infrastructure to U.S. refineries, supporting domestic consumers and the U.S. military.
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, resulting in total oil sales volumes of approximately 13,380 barrels for the period ended March 31, 2026.
Unless otherwise noted or the context otherwise requires, references to (i) the “Company,” “Sable,” “we,” “us,” or “our” are to Sable Offshore Corp, a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” refers to Flame Acquisition Corp. prior to the Business Combination, (iii) the SYU refers to the 16 federal leases, three offshore production platforms (Hondo, Harmony, and Heritage), and associated ancillary facilities located in federal waters offshore California, and (iv) the SYPS refers to the interstate pipeline connecting the SYU to the Pentland Station terminal, inclusive of “Pipeline Segment 324” and “Pipeline Segment 325”, or collectively referred to as “Pipeline

Segments 324 and 325” (formerly known as “901/903 Assets” and as defined in the Sable-EM Purchase Agreement), the Las Flores Canyon (“LFC”) onshore processing, storage, and related pipeline assets, and the offshore pipeline connecting the SYU to LFC. The SYU Assets include the SYU and the SYPS.
These unaudited condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. Prior to recommencing oil sales from the SYU Assets and to date, the Company experienced losses from operations and negative cash flows from operations much like other pre-revenue companies. Near-term capital funding needs have historically been addressed with proceeds from the issuance of the Company’s Common Stock and proceeds from the exercise of warrants.
As of March 31, 2026, the Company reported unrestricted cash of $52.2 million, total debt of $956.3 million, and an accumulated deficit of $1.3 billion. On March 29, 2026, the maturity date of the Senior Secured Term Loan was accelerated to 90 days after the first sales of Hydrocarbons (as defined in the Senior Secured Term Loan), or June 26, 2026 (refer to Note 4 — Debt for additional details regarding the acceleration of the maturity date).
Due to the lack of assurance that additional financing, including the refinancing of the Company’s Senior Secured Term Loan, will be available on commercially reasonable terms, or at all, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the carrying amounts of assets or the classification of liabilities.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation. These unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2026 may not be representative of the financial results for the full year 2026.
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
Revenue Recognition
The Company currently sells crude oil under a short-term agreement at prevailing market prices, with certain adjustments for product quality and geographic location. The Company recognizes revenue when control transfers to the purchaser at the delivery point and the customer has assumed the risk and rewards of ownership.
Oil and Gas Properties
Linefill. The SYPS is an interstate pipeline that includes (among other pipeline segments and components) (i) Pipeline Segment 324, which extends from LFC to the Gaviota Pump Station in Santa Barbara County, California, and (ii) Pipeline Segment 325, which extends from the Gaviota Pump Station in Santa Barbara County, California, to Pentland Station in Kern County, California with an intermediate station at Sisquoc in San Luis Obispo, California. The Company classifies the quantity of oil used to fill Pipeline Segments 324 and 325 as linefill such that when an incremental barrel of oil is pumped into Pipeline Segments 324 and 325 it forces oil out at the Pentland Station sales point location. Pipeline Segments 324 and 325 have a capacity of approximately 540 MBbls. This linefill is accounted for at historical cost and recognized as a long term asset within Oil and gas properties on the unaudited condensed consolidated balance sheet as of March 31, 2026.
The Company capitalized costs incurred that were directly attributable to filling Pipeline Segments 324 and 325, including associated depreciation, depletion, and amortization. Linefill will not be depreciated, but is subject to impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value.
Income Taxes
The Company accounts for income taxes under FASB Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
In accordance with ASC 740, the Company’s effective tax rate was zero percent and negative 11.0% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to no income tax benefit being recognized in the current period as the tax benefit associated with the year–to–date pretax loss exceeds the amount expected to be realized through anticipated ordinary income in subsequent interim periods within the current fiscal year that is more likely than not to be realized. For the three months ended March 31, 2025, the variance from the statutory rate was primarily attributable to an increase in valuation allowance on deferred tax assets and nondeductible expenses.

Management’s assessment of the realizability of deferred tax assets requires significant judgment and is subject to change in future periods. Changes in these estimates could materially affect the Company’s income tax provision in the period of change.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Accounts payable	$37,657	$25,239
Accrued operations expenditures	28,034	23,929
Accrued general and administrative, and other	51,633	50,185
Total accounts payable and accrued liabilities	$117,324	$99,353
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period.
The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2026	2025
Net loss	$(197,026)	$(109,544)
Weighted average shares outstanding—Basic and diluted	143,670,869	84,436,726
Net loss per share—Basic and diluted	$(1.37)	$(1.30)
The diluted net loss per share calculation excludes the anti-dilutive effect of 7,568,870 warrants, 11,237,090 restricted share units and 2,619,000 restricted share awards for the three months ended March 31, 2026, and 8,987,062 warrants and 4,901,632 restricted share awards for the three months ended March 31, 2025.
Note 3 — Asset Retirement Obligations
The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$113,181	$99,683
Revision of previous estimate	—	1,436
Accretion	3,285	12,062
Ending balance	$116,466	$113,181
Note 4 — Debt
Senior Secured Term Loan
The Company entered into the Senior Secured Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by $16.6 million for material and supplies and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less an $18.8 million cash deposit (which was paid on the Closing Date). The proceeds of the Senior Secured Term Loan were deemed funded on the Closing Date in connection with consummation of the Sable-EM Purchase Agreement. The Senior Secured Term Loan is secured by first-priority liens on substantially all assets of the Company.
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
On November 24, 2025, the Second Debt Amendment became effective which extended the maturity date of the Senior Secured Term Loan to the earlier of (i) March 31, 2027 or (ii) 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan). The Second Debt Amendment also increased the interest rate from ten percent (10%) per annum to fifteen percent (15%) per annum, compounded annually (computed on a 360-day year), payable in arrears on January 1st of each year following the effective date. At the Company’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount under the Senior Secured Term Loan. The Second Debt Amendment also includes additional reporting covenants and a financial liquidity covenant that require the Company to have not less than $25.0 million in unrestricted cash, measured at the end of each month.
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, which accelerated the maturity date of the Senior Secured Term Loan to June 26, 2026.
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
The Senior Secured Term Loan also contains representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control). During the pendency of the Senior Secured Term Loan and in case of an event of default thereunder, EM may exercise all remedies at law or equity, and may foreclose upon substantially all of our assets and the assets of our subsidiaries, including, in the event of a deficiency, cash and any other assets not acquired from EM in the Business Combination to the extent constituting collateral under the applicable financing documents. We may not be able to obtain amendments, waivers or consents for potential or actual breaches of such representations and warranties or covenants, or we may be unable to obtain such amendments waivers or consents on acceptable terms, all of which could limit management’s flexibility to operate the business. As of March 31, 2026, the Company was in compliance with all covenants under its Senior Secured Term Loan.
Debt consisted of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Senior Secured Term Loan, including paid-in-kind interest	$956,437	$921,868
Less: Debt issuance costs, net	(185)	(284)
Total short-term debt, net	$956,252	$921,584
For the three months ended March 31, 2026 and 2025, the Company incurred interest expense of $34.7 million and $21.0 million, respectively, which is included as Interest expense on the unaudited condensed consolidated statements of operations and the paid-in-kind interest is accrued and included in the Senior Secured Term Loan on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company’s effective interest rate on the Senior Secured Term Loan was approximately 15% and 10%, respectively.

Note 5 — Warrants
There were 7,568,870 and 8,987,062 warrants outstanding as of March 31, 2026 and December 31, 2025, respectively. There were no changes in the number of warrants outstanding for the three months ended March 31, 2025. The table below reflects warrant activity during the three months ended March 31, 2026:

	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants as of December 31, 2025	5,680,692	3,306,370	8,987,062
Expired	(1,418,192)	—	(1,418,192)
Outstanding Warrants as of March 31, 2026	4,262,500	3,306,370	7,568,870
There were no warrants exercised during the three months ended March 31, 2026 and 2025.
The Private Placement Warrants and Working Capital Warrants that remain outstanding as of March 31, 2026 and December 31, 2025 are accounted for as liabilities and marked-to-market at each reporting period, with changes in fair value included as Changes in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations, refer to Note 8 — Fair Value Measurements.
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
Defense Production Act Order
On March 13, 2026, the President of the United States, Donald J. Trump, signed an Executive Order to, among other things, delegate certain authorities under the DPA to the United States Secretary of Energy.
Subsequently on March 13, 2026, the United States Secretary of Energy, Chris Wright, issued the DPA Order to the Company in order to address the energy scarcity and supply disruption risks caused by California policies that have left the region and U.S. military forces dependent on foreign oil. The DPA Order directs Sable “to immediately prioritize and allocate pipeline transportation services for hydrocarbons from the SYU through the SYPS” and “immediately commence performance under contracts or orders for services… for hydrocarbon transportation capacity in the SYPS[.]” The DPA Order further requires Sable to “comply with this order immediately and maintain such compliance until such time as the conditions necessitating the issuance of this order abate or until Sable is directed otherwise.” The DPA Order finds the “[a]n affordable and reliable domestic supply of energy is a fundamental requirement for the national and economic security of any nation” and these “problems are most pronounced in our Nation’s West Coast, ‘where dangerous State and local policies jeopardize our Nation’s core national defense and security needs, and devastate the prosperity of not only local residents but the entire United States population.’” Finally, the DPA Order finds that the SYPS is a “critical energy resource on the West Coast” but “cannot be used to address the shortages identified in EO 14156 and the resulting vulnerabilities, including adversarial dependence” because “California agencies have deployed an array of state measures [] to block pipeline operations.”
On March 23, 2026, the State of California filed a Complaint for Declaratory and Injunctive Relief alleging that the DPA Order violates provisions of the Administrative Procedure Act and the U.S. Constitution. The matter is captioned State of California v. Chris Wright, et al., Case No. 2:26-cv-03396, in U.S. District Court, Central District of California.
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
On February 11, 2025, the Coastal Commission issued Notice of Violation No. V-9-25-0013 to Sable, which asserted that certain maintenance and repair activities on the offshore pipeline segments of the SYPS in the Coastal Zone constituted unpermitted development activities under the Coastal Act. Sable undertook the subject maintenance and repair activities based on its understanding that no new coastal development permit or other Coastal Act authorization was required for such work, consistent with similar work that previously had been performed along the offshore pipeline segments of the SYPS by prior operators.
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
In addition, also on February 12, 2025, the County delivered a letter to the Coastal Commission. In this letter, the County responded to a request by the Coastal Commission to consent to a consolidated coastal development permit process for certain activities undertaken and planned by Sable on the SYPS. The County’s letter also stated that certain maintenance and repair work on the Pipeline Segments 324 and 325 that was referenced in the Coastal Commission’s Notice of Violation V-9-24-0152 is “authorized by the existing permits (Final Development Plan, Major Conditional Use Permit, and associated Coastal Development Permits) and was analyzed in the prior Environmental Impact Report/Environmental Impact Statement. Thus, no further application to or action by the County is required.”
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
On April 10, 2025, the Coastal Commission approved Cease and Desist Order CCC-25-CD-01, Restoration Order CCC-25-RO-01, and Administrative Penalty Order CCC-25-AP3-01, whereby the Coastal Commission ordered the Company to cease and desist from all ongoing development in the Coastal Zone “as part of the effort to restart the SYU oil production operations and bring the pipelines back into use,” apply for new Coastal Act authorization for all previously completed, ongoing, and future development in the Coastal Zone to the extent “part of the effort to restart the SYU oil production operations and bring the pipelines back into use,” and imposed an administrative penalty of approximately $18.0 million on the Company. The Company does not believe this penalty is lawful and has not recognized any accrued expense as of March 31, 2026. Sable is prepared to vigorously pursue all available legal remedies related to the orders, including the administrative penalty, imposed by the Coastal Commission.

On April 16, 2025, the Coastal Commission filed a request in the Santa Barbara County Superior Court for a temporary restraining order against the Company to restrain the Company from violating the Cease and Desist Order CCC-25-CD-01 and to halt repair and maintenance activities on the Santa Ynez Pipeline System within the Coastal Zone. The request was filed within the Company’s ongoing litigation against the Coastal Commission (Case No. 25CV00974). On April 17, 2025, the court denied the Coastal Commission’s request for a temporary restraining order and set the matter for further hearing on May 14, 2025, which date was later continued to May 28, 2025.
On April 22, 2025, counsel for the Coastal Commission filed a Petition for Stay, Writ of Supersedeas, or Other Appropriate Order, and Request for Temporary Stay with the Second Division California Court of Appeal (“Court of Appeal”), seeking a temporary stay of the Santa Barbara County Superior Court’s denial of the Coastal Commission’s request for a TRO and an order requiring Sable to comply with the cease and desist order. Sable filed an Opposition to the Coastal Commission’s Petition with the Court of Appeal on April 28, 2025. On May 15, 2025, the Court of Appeal denied the Coastal Commission’s request for a temporary stay.
On May 28, 2025, the court granted the Coastal Commission’s application for issuance of a preliminary injunction, enjoining Sable from conducting any further “development” in violation of Cease and Desist Order CCC-25-CD-01. On July 9, 2025, the court denied Sable’s motion to stay the Cease and Desist Order CCC-25-CD-01. On July 16, 2025, Sable filed a notice of appeal challenging the court’s issuance of preliminary injunction. On July 29, 2025, counsel for Sable filed a Petition for Writ of Mandate or Other Appropriate Relief with the Second Division California Court of Appeal, seeking a writ of mandate reversing the Santa Barbara County Superior Court’s denial of Sable’s motion to the stay Cease and Desist Order CCC-25-CD-01. On August 4, 2025, the Court of Appeal denied Sable’s Petition for Writ of Mandate. On October 6, 2025, Sable filed a motion to file an amended complaint which quantifies its monetary damages in excess of $347.0 million. On October 15, 2025, the Santa Barbara County Superior Court denied the Company’s request for the issuance of a writ of mandate on its first cause of action and set procedural motions related to Sable’s four additional causes of action for December 3, 2025. On November 5, 2025, Sable filed its opening brief in support of its appeal challenging the Superior Court’s issuance of the preliminary injunction with the Court of Appeal. Sable has also filed a Petition for Writ of Mandate or Other Appropriate Relief, seeking a writ of mandate reversing the Superior Court’s October 15, 2025 denial of Sable’s first cause of action. A hearing before the Court of Appeal on Sable’s appeal is scheduled for May 14, 2026.
On December 3, 2025, the Santa Barbara Superior Court denied the Coastal Commission’s motion for judgment on the pleadings as to its first amended cross complaint, granted Sable’s motion to file the second amended complaint, and requested further briefing on Sable’s four remaining causes of action. On February 18, 2026, the Santa Barbara Superior Court denied Sable’s Motion for Reconsideration of the Preliminary Injunction for lack of jurisdiction pending Sable’s appeal of the preliminary injunction to the Second Division California Court of Appeal. The Santa Barbara Superior Court also denied Sable’s Motion for Reconsideration of Sable’s Writ of Mandate. On March 18, 2026, the Coastal Commission filed a Motion for Judgment on the Pleadings (“MJOP”). On April 22, 2026, Sable filed its opposition to the Coastal Commission’s MJOP. A hearing on the Coastal Commission’s MJOP is set for May 20, 2026. On April 22, 2026, Sable also filed a motion for leave to file a third amended complaint to include allegations relating to PHMSA’s jurisdiction and the DPA Order, which is set for hearing on May 20, 2026.
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

The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to resume pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. The Demurrer and Motion to Strike were heard November 12, 2025. The court sustained the Demurrer, without leave to amend as to Plaintiff’s causes of action for injunctive relief, negligent misrepresentation, negligence, UCL violation, permanent nuisance and threatened nuisance, and denied the Motion to Strike. Plaintiffs filed a Second Amended Complaint on December 12, 2025. Sable and PPC answered the Second Amended Complaint on February 11, 2026, and intend to defend the case vigorously. A case management conference is scheduled for June 10, 2026.
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
On November 7, 2025, the court approved a new scheduling order. On November 10, 2025, plaintiffs filed their second supplemental and amended complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; BSEE; and Bobby Kurtz, BSEE Acting Pacific Regional Director. Plaintiffs added new claims to their existing complaint alleging that BSEE: violated NEPA and the APA in July 2025 by approving additional applications for permits to modify; and violated NEPA and the APA when issuing the May 29, 2025 decision approving the extension based upon the 2025 Environmental Assessment. In addition to the relief plaintiffs already sought, the second supplemental and amended complaint also asks the court: to issue an order finding that BSEE violated NEPA and the APA when issuing the July 2025 applications for permits to modify; to vacate and remand the July 2025 applications for permits to modify, the 2025 Environmental Assessment and Finding of No Significant Impact, and BSEE May 29, 2025 decision approving the extension. On November 24, 2025, Sable filed its answer to the second supplemental and amended complaint. The federal government lodged an updated administrative record on December 19, 2025. On January 16, 2026, plaintiffs filed a motion to compel completion and supplementation of the administrative record, which the court granted on March 12, 2026. The court’s order required BSEE to supplement and complete the administrative record by May 11, 2026.
BOEM Matter
On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; BOEM; and Douglas Boren, BOEM Pacific Regional Director, in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asks for the court: to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable intervened and vigorously contests the plaintiffs’ allegations. On September 10, 2025, the court denied Sable’s motion to dismiss based on plaintiffs’ failure to provide notice under OCSLA’s citizen suit provision. The court approved a scheduling order that provides for a hearing on cross-motions for summary judgment on May 15, 2026. Per the scheduling order, plaintiffs filed their motion for summary judgment on December 12, 2025. On February 6, 2026 the federal government filed and on February 20, 2026 Sable filed their respective oppositions to plaintiffs’ motion for summary judgment and cross-motions for summary judgment. On February 20, 2026, the federal government and Sable filed motions to strike extra-record materials cited in plaintiffs’ motion for summary judgment. The motions for summary judgment and motions to strike are fully briefed, and a hearing on these motions is scheduled for May 15, 2026.
Regional Water Quality Control Board and Department of Fish and Wildlife Matters
On December 13, 2024, the California Central Coast Regional Water Quality Control Board (“Regional Board”) issued three letters to the Company related to Pipeline Segments 324 and 325 of the SYPS: (i) a Notice of Violation for an alleged unauthorized discharge of waste to waters of the state at an ephemeral stream in Santa Barbara County; (ii) a Directive to obtain regulatory coverage for an alleged unauthorized discharge of waste to waters of the state at the same ephemeral stream identified in item (i); and (iii) a First Notice of Non-Compliance for an alleged failure to obtain coverage under the Regional Board’s General Permit for Construction Stormwater Discharges in Santa Barbara, San Luis Obispo, and Kern Counties.
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
On April 15, 2025, the Regional Board issued a second Notice of Violation to the Company for an alleged failure to provide a sufficient response to the Regional Board’s request for a technical report and continued allegations of unauthorized discharges. On that same day, the Company submitted to the Regional Board further responses and additional information in response to the Regional Board’s request for a technical report, in which the Company identified additional sites that may require after-the-fact permitting. On April 17, 2025, the Regional Board issued Resolution R3-2025-0024, which referred any assessment of civil liability, injunctive and declaratory relief against the Company for its alleged violations of the California Water Code to the California Attorney General via the California Superior Court. After the issuance of Resolution R3-2025-0024, the Company continued to work with the Regional Board and CDFW to identify locations and submit additional after-the-fact permit applications. On July 24, 2025, the Regional Board issued a third Notice of Violation, requiring the Company to provide additional information in order to satisfy the request for a technical report, to which the Company timely responded on August 13, 2025 with all requested information. As a result of this process, nine additional sites were identified. As of January 29, 2026, the Regional Board has issued permits for the nine additional locations (for a total of 14 locations) identified by the Regional Board, CDFW, and the Company. CDFW has issued a final Streambed Alteration Agreement for the nine locations, and the Company expects the agreement to be fully executed the week of May 4, 2026. Once the agreement is executed, all locations will be permitted. Based on the information provided by Sable in response to the Notices of Non-Compliance associated with the Regional Board’s General Permit for Construction Stormwater Discharges, the Regional Board is not further requiring Sable to obtain coverage under that permit for the work performed.
On September 16, 2025, the Santa Barbara County District Attorney’s office filed a criminal Complaint against the Company in Santa Barbara County Superior Court, with 21 Counts being pursued (sixteen (16) misdemeanors and five (5) felonies) for alleged violation of the California Fish & Game Code and Water Code and based on the same underlying activities that were the focus of the Regional Board and CDFW actions. The Complaint references some of the 14 locations where the Company has already sought after-the-fact permitting from the Regional Board and CDFW, but also includes other locations where neither the Regional Board nor the CDFW are requiring any further action or permitting. The Company has retained counsel for defense. On October 3, 2025, the Regional Board filed a civil action in Santa Barbara County Superior Court alleging that the Company failed to secure permits at the 14 locations prior to undertaking the work, though the Complaint also notes the Company’s after-the-fact permitting efforts. The Complaint also alleges failure to comply with the request for a technical report. The Regional Board is seeking civil penalties and potentially limited injunctive relief. The Company filed its response to the Complaint on November 25, 2025. A case management conference is scheduled for May 15, 2026. The parties attended a mediation session on April 8, 2026 and agreed to further mediation on May 13, 2026.
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
On March 16, 2026, Petitioners filed an amended petition for writ of mandate and complaint for declaratory relief and damages. On April 29, 2026 Respondents filed a Motion to Dismiss Complaint in Part, which is set for hearing on July 10, 2026. On April 30, 2026, certain intervenors also filed a motion to dismiss one of the causes of action in the Petitioners’ amended petition. The intervenors’ motion is also set for hearing on July 10, 2026. Sable continues to pursue the case vigorously.
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
On October 27, 2025, the Court appointed a lead plaintiff. On November 10, 2025, the lead plaintiff filed an amended complaint purportedly on behalf of persons or entities who purchased or otherwise acquired publicly traded Sable securities between May 19, 2025 and November 4, 2025. The amended complaint dropped the claims under the Securities Act of 1933 and dropped the underwriters as defendants. On November 24, 2025, Defendants moved to dismiss the amended complaint. On December 8, 2025, the lead plaintiff filed a second amended complaint. The second amended complaint alleges, among other things, that the Company and certain of its officers made false and misleading statements or failed to disclose certain information regarding the Company’s business activities at the SYU. The plaintiff seeks damages, costs, expenses, expert and attorneys’ fees, and other unspecified relief. On January 5, 2026, Defendants moved to dismiss the second amended complaint. Plaintiff filed an opposition on January 12, 2026. Defendants’ reply was filed on January 26, 2026, and the motion to dismiss was heard on February 23, 2026. The motion remains under consideration by the Court. The Company intends to vigorously defend against the claims in this lawsuit.
On August 21, 2025, shareholder Bryce Kelly filed a verified shareholder derivative complaint, purportedly on behalf of the Company, in the U.S. District Court for the Central District of California, captioned Kelly v. Flores, et al., Case No. 2:25-cv-07848 (C.D. Cal.) (the “Kelly Action”). The complaint names as defendants the members of the Board of Directors of the Company, certain officers of the Company, and the underwriters of the Company’s May 2025 public offering. The complaint alleges claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, contribution under Section 10(b) and 21D of the Exchange Act of 1934, and contribution under Section 11(f) of the Securities Act of 1933, based on similar factual allegations to those at issue in the Johnson Action. On December 12, 2025, the Kelly Action was ordered stayed pending a ruling on the motion to dismiss filed in the Johnson Action.
On December 17, 2025, shareholder Udit Vora filed a verified shareholder derivative complaint, purportedly on behalf of the Company, in the U.S. District Court for the Central District of California, captioned Vora v. Flores, et al., Case No. 2:25-cv-11944 (C.D. Cal.) (the “Vora Action”). The complaint names as defendants the members of the Board of Directors of the Company and certain officers of the Company. The complaint alleges claims for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934, based on similar factual allegations to those at issue in the Johnson Action. On February 27, 2026, the Vora Action was ordered stayed pending a ruling on the motion to dismiss filed in the Johnson Action.
CalGEM
On May 9, 2025, the California Department of Conservation’s Geologic Energy Management Division (“CalGEM”) issued a letter to the Company asserting that the Company’s Las Flores Canyon Facility is a “production facility” under the California Public Resources Code and therefore subject to various statutory requirements applicable to such facilities. In that letter, CalGEM demanded that the Company post a bond of approximately $31.9 million, submit certain oil spill contingency response and management plans for CalGEM’s review, and indicating that the failure to timely respond could result in civil penalties of up to $50,000 per day/per violation. On January 27, 2026, CalGEM issued a letter to the Company revising the bond amount to approximately $57.3 million based on CalGEM’s material increases to the estimates for labor, equipment, transportation, engineering, and handling costs associated with decommissioning and remediation after an additional on-site inspection by CalGEM. Sable disputes that CalGEM possesses jurisdiction to impose those requirements. On February 17, 2026, Sable filed a lawsuit against CalGEM, the State Oil and Gas Supervisor, the California Department of Conservation, and its Director, seeking a writ of mandate against these agencies and officers prohibiting them from enforcing those provisions of the California Public Resources Code applicable to oil and gas production facilities against Sable, as well as a declaratory judgment that Sable’s Las Flores Canyon Facility is not a “production facility” under California Public Resources Code section 3010. Separately, Sable and CalGEM are in disagreement over CalGEM’s authority to inspect the Las Flores Canyon facilities, with Sable repeatedly expressing a willingness to permit an inspection within the procedural mechanisms established in the Civil Discovery Act in light of the ongoing litigation. On April 22, 2026, CalGEM asserted that Sable’s request that CalGEM comply with the Civil Discovery Act constituted a denial of access to the facility and threatened to pursue enforcement action separate from the ongoing litigation.
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
On September 29, 2025, PPC filed a Complaint for Declaratory Relief against the State of California in Kern County Superior Court seeking a declaratory judgment that the SYPS is not subject to SB 237 because the SYPS is not “idle, inactive, or out of service,” and because the Legislature did not give SB 237 retroactive effect. On January 21, 2026, the Company filed its First Amended Complaint adding a claim that the application of SB 237 to the SYPS is preempted by federal law. On February 20, 2026, the State of California removed the case to the U.S. District Court for the Eastern District of California.
On February 18, 2026, the Coastal Commission’s Executive Director sent a letter to the Company asserting that “in order for Sable to reactivate” SYPS Pipeline Segments 324 and 325, Sable must “at a minimum, apply for and receive a [coastal development permit] from the [Coastal] Commission” pursuant to Section 30262 of the Coastal Act, as amended by SB 237. On March 1, 2026, the Company responded to the Commission’s Executive Director and confirmed that the “legal issues raised in [the Director’s] letter are being actively litigated.” On March 19, 2026, the Coastal Commission’s Executive Director sent a further letter to the Company asserting that, among other things, “any reactivation” of Pipeline Segments 324 and 325 “is unpermitted development” pursuant to SB 237 and “would be grounds for further enforcement action by the [Coastal] Commission.” On March 20, 2026, the Company responded to the Commission’s Executive Director and reconfirmed that “the legal issues pertaining to SB 237 … are the subject of litigation.”
The State filed its Motion to Dismiss in the SB 237 litigation discussed above on March 30, 2026, which is set for hearing on June 15, 2026. PPC filed its opposition to the State’s Motion to Dismiss on April 13, 2026. PPC filed a Motion for Leave to File Second Amended Complaint on April 10, 2026, which is set for hearing on May 11, 2026. Sable intends to continue to vigorously prosecute the action.
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
State Parks Matters
On March 13, 2026, Sable and PPC filed suit against the California Department of Parks and Recreation (“State Parks”) in U.S. District Court, Central District of California, captioned Sable Offshore Corp., et al. v. Quintero, Case No. 2:26-cv-02739. Sable is seeking declaratory judgment that (i) State Parks is preempted by federal law, and (ii) the Defense Production Act Order bars any legal or equitable action by State Parks seeking to prevent Sable from complying with the terms of the DPA Order. State Parks’ response to the initial pleadings is due on May 18, 2026.
Separately, on March 17, 2026, State Parks filed a Complaint for Injunctive Relief in Superior Court of California (Santa Barbara County) alleging that, by transporting oil through the portions of the SYPS in Gaviota State Park, Sable and PPC are trespassing on State Parks’ property. State Parks seeks an order (i) enjoining Sable and PPC from transporting oil through Gaviota State Park and (ii) directing Sable and PPC to remove that portion of SYPS Pipeline Segments 325 that runs under and through Gaviota State Park. State Parks also seeks declaratory relief as to its property rights within Gaviota State Park. On March 19, 2026, Sable filed notice of removal to federal court. On March 27, 2026, Parks filed a motion for Preliminary Injunction. On April 3, Sable filed its Opposition to the Motion for Preliminary Injunction. State Parks filed its reply on April 10, 2026. A hearing on the Motion for Preliminary Injunction was held on April 27, 2026, and the court took the matter under submission. The matter is being heard in the U.S. District Court, Central District of California, caption California Department of Parks and Recreation v. Sable Offshore Corp., et al., Case No. 2:26-cv-02946. Sable’s response to this complaint is due May 18, 2026.

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
On January 5, 2026, the Company filed a Motion for Reconsideration of the Preliminary Injunction in the State Waivers litigation. The Motion requested that the preliminary injunction be rescinded as moot given PHMSA’s determination and exercise of regulatory oversight for Pipeline Segments 324 and 325. On February 26, 2026, the Company notified OSFM that, effective immediately, it had “relinquishe[d], surrender[ed] and abandon[ed] the State Waivers” given PHMSA’s determination and exercise of regulatory oversight for Pipeline Segments 324 and 325. On February 27, 2026, the Santa Barbara County Superior Court denied the Company’s Motion for Reconsideration of the Preliminary Injunction. On March 16, 2026, Sable and PPC filed ex parte Notice of the Defense Production Act Order and Request for Immediate Recission of the Preliminary Injunction. On the same day, Plaintiffs filed ex parte Application for Enforcement of Preliminary Injunction and for an Order to Show Cause why Real Parties should not be found in contempt of Court. On March 17, 2026, the Court continued the hearing to April 17, 2026. On April 17, 2026, the Santa Barbara County Superior Court denied the Company’s Motion for Reconsideration of the Preliminary Injunction and continued the hearing on Plaintiffs’ Motion for an Order to Show Cause to May 22, 2026. Sable and PPC intend to continue to defend both cases vigorously.
PHMSA Matters
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
On November 26, 2025, the Company notified PHMSA of its determination that the SYPS, including Pipeline Segments 324 and 325, constitutes an interstate pipeline facility under the Pipeline Safety Act (“PSA”), and requested that PHMSA exercise regulatory oversight over the SYPS and transition oversight from OSFM. On December 17, 2025, PHMSA issued a letter to the Company concurring in its determination that the SYPS is an interstate pipeline under the PSA, and informed the Company that “PHMSA is notifying OSFM that [Pipeline Segments 324 and 325 are] subject to the regulatory oversight of PHMSA.” On December 22, 2025, PHMSA notified the Company that PHMSA had approved the Company’s Restart Plan for Pipeline Segments 324 and 325 after reviewing extensive documentation provided by Sable to PHMSA and conducting a multi-day field inspection. On December 23, 2025, PHMSA issued an Emergency Special Permit to the Company related to cathodic protection and seam weld corrosion along Pipeline Segments 324 and 325.

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
On January 23, 2026, a second petition was filed in the U.S. Court of Appeals for the Ninth Circuit by the State of California, also against the U.S. Department of Transportation; Sean Duffy, in his official capacity as Secretary of the U.S. Department of Transportation; Pipeline and Hazardous Materials Safety Administration (PHMSA); and Paul Roberti, in his official capacity as Administrator of PHMSA. The second petition, filed by the State of California, Attorney General and OSFM, challenges the Emergency Special Permit, but also challenges PHMSA’s assertion of jurisdiction over the SYPS. The two petitions have been consolidated and Sable is participating in the consolidated matter. Sable intends to defend the cases vigorously.
Consent Decree Matters
On March 16, 2026, OSFM and State Parks (“California Plaintiffs”) filed an ex parte Emergency Motion to Enforce Consent Decree in United States, et al. v. Plains All American Pipeline, L.P., et al., Case No. 2:20-cv-02415(C.D. Cal) in U.S. District Court seeking an order enforcing the Consent Decree and ordering Sable not to restart or continue operating Segments 324 and 325 of the SYPS. The Department of Justice (“DOJ”), on behalf of the United States of America (the “United States”), filed its opposition to California Plaintiffs’ Ex Parte Motion on March 18, 2026. On March 23, 2026, the Court denied the California Plaintiffs’ Ex Parte Motion, finding “no evidence to support a showing of irreparable prejudice” to California Plaintiffs’ cause if required to seek relief through a regularly noticed motion. On March 30, 2026, the DOJ, on behalf of the United States, filed a Motion to Terminate or Modify the Consent Decree. On April 1, 2026, Defendants Plains All American Pipeline L.P. and Plains Pipeline L.P. filed Joinder to the United States’ Motion to Terminate or Modify the Consent Decree. On the same day, Sable and PPC, as nonparties to the cases, filed a Memorandum in Support of the United States’ Motion to Terminate Consent Decree, and filed a further brief in support, and in opposition to California’s Motion to Enforce, on April 27, 2026. California Plaintiffs’ Motion to Enforce Consent Decree and the United States’ Motion to Terminate the Consent Decree are set for hearing on June 1, 2026.
Note 7 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 150,321,586 and 144,961,796 shares issued and outstanding, respectively.
Equity Issuance. On February 2, 2026, the Company entered into a Sales Agreement (the “Agreement”) with TD Securities (USA) LLC and Jefferies LLC, as agents (the “Agents”), under which the Company may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $250.0 million of shares of its Common Stock through the Agents, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-286675), which was declared effective by the SEC on May 1, 2025. The Company filed a prospectus supplement with the SEC on February 2, 2026 in connection with the offering. Under the terms of the Agreement, the Agents may sell the Company’s Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
During the three months ended March 31, 2026, the Company issued 5,359,790 shares of its Common Stock for aggregate gross proceeds of approximately $72.4 million. Associated marketing and legal fees of approximately $1.6 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity as of March 31, 2026.
Subsequent to March 31, 2026, the Company issued an additional 1,640,844 shares of its Common Stock for aggregate gross proceeds of approximately $22.6 million, and incurred approximately $0.4 million in associated marketing and legal fees.

Note 8 — Fair Value Measurements
Certain of the Company’s financial assets and liabilities are measured at fair value on the unaudited condensed consolidated balance sheets. Fair value measurements are classified within a hierarchy that prioritizes the observability of inputs used in determining fair value. Level 1 inputs represent unadjusted quoted prices in active markets for identical assets and liabilities that the Company can access at the measurement date. Level 2 inputs include observable inputs other than Level 1 quoted prices. Level 3 inputs are unobservable and reflect the Company’s own assumptions.
Recurring Fair Value Measurements
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, including the related fair value hierarchy:

	As of March 31, 2026
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Senior Secured Term Loan	$—	$956,252	$—	$956,252
Private Placement Warrants	—	—	46,120	46,120
Working Capital Warrants	—	—	35,775	35,775
Restricted Stock Unit Liability(1)	—	1,917	—	1,917
Total	$—	$958,169	$81,895	$1,040,064
(1) Certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.

	As of December 31, 2025
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Senior Secured Term Loan	$—	$921,584	$—	$921,584
Private Placement Warrants	—	—	22,331	22,331
Working Capital Warrants	—	—	15,407	15,407
Restricted Stock Unit Liability(1)	—	719	—	719
Total	$—	$922,303	$37,738	$960,041
(1) Certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.
The following tables present the changes in the fair value of the Level 3 Private Placement Warrants and Working Capital Warrants:

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2025	$22,331	$15,407	$37,738
Expirations	(2,468)	—	(2,468)
Change in valuation inputs or other assumptions	26,257	20,368	46,625
Fair Value as of March 31, 2026	$46,120	$35,775	$81,895

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2024	$79,263	$47,678	$126,941
Change in valuation inputs or other assumptions	13,492	7,803	21,295
Fair Value as of March 31, 2025	$92,755	$55,481	$148,236

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2026 and 2025.
Fair Value of Financial Assets and Liabilities
The carrying amount of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of the instruments.
Senior Secured Term Loan
As of March 31, 2026 and December 31, 2025, the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.
Warrant Liabilities
The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025.
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants as of March 31, 2026.

Inputs	March 31, 2026
Stock price	$16.52
Strike price	$11.50
Term (in years)	2.88
Volatility	90.0%
Risk-free rate	3.74%
Dividend yield	0.00%
The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners as of December 31, 2025.

Inputs	December 31, 2025
Stock price	$9.02
Strike price	$11.50
Term (in years)	0.15
Volatility	180.0%
Risk-free rate	3.64%
Dividend yield	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by FL Co-Investment and Intrepid Financial Partners, as of December 31, 2025.

Inputs	December 31, 2025
Stock price	$9.02
Strike price	$11.50
Term (in years)	3.12
Volatility	85.0%
Risk-free rate	3.50%
Dividend yield	0.00%
Note 9 — Supplemental Cash Flow Information
The following table provides supplemental disclosure of substantive cash flow information:

	Three Months Ended March 31,
(in thousands)	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	—	307
Change in capital expenditures included in accounts payable and accrued liabilities	3,092	24,959
Change in accrued equity issuance costs	12,797	36
Capitalization of depletion to inventory and linefill	3,760	—
Capitalization of other linefill related costs	19,962	—
Change in accrued debt issuance costs	203	—
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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise noted or the context otherwise requires, references to (i) the “Company”, “Sable”, “we”, “us”, or “our” in this Item 2 are to Sable Offshore Corp, a Delaware corporation, and its consolidated subsidiaries, following the Business Combination, (ii) “Flame” are to Flame Acquisition Corp. prior to the Business Combination, (iii) the “Santa Ynez Unit” or “SYU” are to the 16 federal leases, three offshore platforms (Hondo, Harmony and Heritage), and associated ancillary facilities located in federal water offshore California, and (iv) the “Santa Ynez Pipeline System” (or “SYPS”) are to the interstate pipeline connecting the SYU to the Pentland Station terminal, inclusive of “Pipeline Segment 324” and “Pipeline Segment 325”, or collectively referred to as “Pipeline Segments 324 and 325” (formerly known as “901/903 Assets” and as defined in the Sable-EM Purchase Agreement), the Las Flores Canyon (“LFC”) onshore processing. storage, and related pipeline assets, and the offshore pipeline connecting the SYU to LFC. The SYU Assets include the SYU and the SYPS. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
The unaudited condensed consolidated financial statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, and those described in our other SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the Securities and Exchange Commission (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Recent and Significant Events
Defense Production Act Order
On March 13, 2026, the President of the United States, Donald J. Trump, signed an Executive Order to, among other things, delegate certain authorities under the Defense Production Act of 1950 (“DPA”) to the United States Secretary of Energy. Subsequently, on March 13, 2026, the United States Secretary of Energy, Chris Wright, issued an order to the Company invoking the DPA (the “DPA Order”) to immediately prioritize and allocate pipeline transportation services for hydrocarbons from the SYU through the SYPS in order to address the energy scarcity and supply disruption risks caused by California policies that have left the region and U.S. military forces dependent on foreign oil.
Resuming Petroleum Transportation through SYPS Segments 324 and 325
On March 14, 2026, the Company resumed the transportation of hydrocarbons (oil) produced at the SYU through the SYPS at the direction of the United States Secretary of Energy, Chris Wright, in compliance with the DPA Order. In doing so, the Company facilitates the supply of domestically produced crude oil through U.S. pipeline infrastructure to U.S. refineries, supporting domestic consumers and the U.S. military.
The resumption of oil transportation through Segments 324 and 325 of the SYPS was executed in compliance with all applicable safety standards through the Company’s comprehensive pipeline integrity management program. Sable is pleased with its operational performance across the SYU and the SYPS during this critical period. Sable is also proud to create new, well-paying jobs for the people of California and throughout America.

Initiation of Oil Sales
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, resulting in total oil sales volumes of approximately 13,380 barrels for the period ended March 31, 2026.
Consent Decree
The United States Department of Justice has moved to terminate or modify the Consent Decree in the United States District Court, Central District of California. Sable is not a party to this litigation, but is participating in briefing related to the Consent Decree termination or modification, which is set to be heard on June 1, 2026.
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
Following the resumption of oil transportation through Segments 324 and 325 of the SYPS, the OS&T Strategy is no longer the Company’s primary development pathway. Under the DPA Order, the Company has been directed to immediately prioritize and allocate pipeline transportation services for oil transportation from the SYU through the SYPS. Nonetheless, the Company continues to evaluate the OS&T Strategy as a longer-term option to diversify sales channels, expand access to domestic and international purchasers, and provide additional flexibility in navigating potential regulatory developments.
At–the–Market Common Stock Offering
On February 2, 2026, the Company entered into a Sales Agreement (the “Agreement”) with TD Securities (USA) LLC and Jefferies LLC, as agents (the “Agents”), under which the Company may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $250.0 million of shares of its Common Stock through the Agents, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-286675), which was declared effective by the SEC on May 1, 2025. The Company filed a prospectus supplement with the SEC on February 2, 2026 in connection with the offering. Under the terms of the Agreement, the Agents may sell the Company’s Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
During the three months ended March 31, 2026, the Company issued 5,359,790 shares of its Common Stock for aggregate gross proceeds of approximately $72.4 million. Associated marketing and legal fees of approximately $1.6 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity as of March 31, 2026.
Recent Trends and Outlook
Trends
Commodity prices were volatile during the first quarter of 2026, and the Company expects continued volatility for the remainder of 2026 due to macroeconomic conditions, evolving regulatory frameworks, geopolitical developments, and potential changes in trade policies, including the imposition of domestic and foreign tariffs. The Company’s revenues, profitability, liquidity, and financial condition are expected to be impacted by market prices for crude oil and, to a lesser extent, NGLs and natural gas.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, and the current U.S. administration has issued executive orders and indicated the potential for additional regulatory and trade policy changes that may affect the oil and gas industry. The OBBBA may favorably affect the Company’s future cash income tax obligations, including the potential deferral of certain federal income taxes; however, the extent and timing of such impacts remain uncertain. Changes in trade policy, including the potential imposition of tariffs, could result in reciprocal actions by foreign governments, which may affect demand for crude oil, increase costs for materials and services, and impact broader economic conditions, including interest rates.
The Company is subject to ongoing litigation and regulatory proceedings, including matters involving California state agencies, refer to Note 6 — Commitments and Contingencies for additional details. Continued regulatory scrutiny and legal proceedings contribute to an uncertain operating environment and may result in increased compliance costs, operational delays, or other constraints, which could adversely affect the Company’s business, results of operations, financial condition, and capital expenditures.
Outlook
As of April 2026, approximately 40 wells at Platforms Harmony and Heritage are online, producing an average of approximately 750 gross barrels of oil per day per well. Upon bringing all 74 production wells on these platforms online, which is expected during the second quarter of 2026, the Company expects average production of approximately 700 gross barrels of oil per day per well. The Company expects Platform Hondo to commence production in June 2026.
The Company intends to pursue a refinancing of its Senior Secured Term Loan during the second quarter of 2026. In addition to engaging with its existing banking partners, the Company is evaluating potential federal credit support options. The Company also expects to implement a commodity hedging program designed to support cash flow stability while retaining exposure to favorable commodity price movements.
Sable is coordinating with the federal government in various legal matters to defend its vested rights to operate its assets and ensure compliance with certain federal mandates, including the Defense Production Act. Sable is also actively pursuing damages and taking proactive legal action to curb state and county regulatory overreach.
Components of Results of Operations
Revenue
On March 29, 2026, the Company initiated oil sales after filling the SYPS with oil produced from Platform Harmony. In April 2026, the Company resumed oil production from Platform Heritage with such produced oil contributing to sales thereafter. The Company expects to resume oil production from Platform Hondo by the end of the second quarter of 2026. The Company’s revenue stems from the sale of the oil produced from the SYU, processed by LFC, and transported via the interstate SYPS to its ultimate sales point at Pentland Station.
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
•Depreciation, depletion, amortization, and accretion. Depreciation, depletion and amortization are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Also included in the financial statements is the accretion associated with the Company’s estimated asset retirement obligations (“ARO”). The ARO liabilities are initially recorded at their fair value and then are accreted using the Company’s applicable discount rate over the period for the change in their present value until the estimated retirement of the asset.
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
•Taxes other than income. Management anticipates future increases in ad valorem taxes, in line with the restarting sales of production volumes.

Results of Operations
The following review of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and notes thereto included in this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
The following table presents selected unaudited condensed consolidated financial results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2026	2025	$	%
Revenue
Oil sales	$1,271	$—	$1,271	100.0%
Total revenue	1,271	—	1,271	100.0%
Operating Expenses
Operations and maintenance expenses	68,033	34,443	33,590	98%
Depletion, depreciation, amortization and accretion	3,942	3,021	921	30%
General and administrative expenses	48,050	22,332	25,718	115%
Total operating expenses	120,025	59,796	60,229	101%
Loss from operations	(118,754)	(59,796)	(58,958)	99%
Other (income) expenses:
Change in fair value of warrant liabilities	44,157	21,295	22,862	nm
Other income	(553)	(3,440)	2,887	nm
Interest expense	34,668	21,010	13,658	65%
Total other expense, net	78,272	38,865	39,407	nm
Loss before income taxes	(197,026)	(98,661)	(98,365)	100%
Income tax expense	—	10,883	(10,883)	nm
Net loss	$(197,026)	$(109,544)	$(87,482)	80%
nm: not meaningful
Revenue. The Company sold 13.4 Mboe, net, recognizing $1.3 million in net revenue for the three months ended March 31, 2026. No revenue was recognized during the three months ended March 31, 2025 as sales did not commence until March 2026.
Operating and maintenance expenses. Operating and maintenance expenses were $68.0 million for the three months ended March 31, 2026, representing an increase of $33.6 million, or 98%, compared to $34.4 million for the three months ended March 31, 2025. The increase was primarily attributable to additional maintenance and restart–related activities including higher personnel costs driven by a 31% increase in operations headcount, as well as $12.0 million related to operator rights expenditures. This increases were partially offset by $3.8 million of operating expense capitalized to Inventory and linefill within Oil and gas properties on the unaudited condensed consolidated balance sheet as of March 31, 2026. Operations and maintenance expenses are expected to remain elevated for the remainder of 2026, as compared to the prior periods.
Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $3.9 million for the three months ended March 31, 2026, an increase of $0.9 million, or 30%, compared to $3.0 million for the three months ended March 31, 2025. The increase was primarily attributable to the additional depreciation associated with the Company’s office assets and the initial depletion expense recognized following the Company’s commencement of oil sales during the period. For the three months ended March 31, 2025, depletion, depreciation, amortization and accretion primarily consisted of accretion expense related to asset retirement obligations. During the three months ended March 31, 2026, the Company recognized $4.0 million of depletion, depreciation and amortization associated with the SYU assets. However, as approximately 95% of the associated production was used to fill the SYPS or remained in storage tanks at LFC as of March 31, 2026, the related costs were capitalized to Inventory and linefill within Oil and gas properties on the unaudited condensed consolidated balance sheet (refer to Note 1 — Organization, Business Operations, and Going

Concern for additional details regarding linefill). Depletion, depreciation, amortization and accretion expense is expected to increase in future periods as production volumes and sales activity increase.
General and administrative expenses. G&A expenses were $48.1 million for the three months ended March 31, 2026, an increase of $25.7 million, or 115%, compared to $22.3 million for the three months ended March 31, 2025. The increase was primarily attributable to $12.9 million of higher compensation expense, driven by an 8% increase in general and administrative headcount, and $12.6 million in higher legal expenses related to ongoing legal and regulatory matters.
Total other expense, net. Total other expense, net was $78.3 million for the three months ended March 31, 2026, compared to total other expense, net of $38.9 million for the three months ended March 31, 2025, an increase of $39.4 million. The increase was primarily attributable to a $22.9 million change in the fair value of warrants, driven by a longer remaining term, an increase in the market price of the Company’s Common Stock, and changes in market volatility. Other income decreased by $2.9 million due to lower interest income, reflecting a reduced average cash balance during the period. Interest expense increased by $13.7 million, primarily due to a higher debt balance and an increase in the applicable interest rate from 10% per annum to 15% per annum for the three months ended March 31, 2026.
Income tax expense. Income tax expense for the three months ended March 31, 2026 was zero, compared to an income tax expense of $10.9 million for the three months ended March 31, 2025. The Company’s effective tax rate was zero percent for the three months ended March 31, 2026. No income tax benefit was recognized in the current period as the tax benefit associated with the year–to–date pretax loss exceeds the amount expected to be realized through anticipated ordinary income in subsequent interim periods within the current fiscal year that is more likely than not to be realized.
The Company’s effective tax rate was negative 11.0% for the three months ended March 31, 2025. Based on its ongoing assessment of the realizability of deferred tax assets, the Company concluded that it was more likely than not that a portion of such assets would not be realized. Accordingly, the Company recorded an additional valuation allowance in the prior-year period. This determination was primarily driven by limitations on the utilization of net operating losses, including the limitation to 80% of taxable income. As a result, the increase in the valuation allowance resulted in income tax expense in the prior-year period.
Capital Resources and Liquidity
Overview. Prior to commencing sales of production volumes through the SYPS, the Company incurred significant capital expenditures in excess of operating cash flows to achieve first sales. Additional capital will be required to resume oil production from the remaining wells at SYU, as well as to activate certain LFC facilities that are not yet fully operational. Historically, the SYU’s primary source of liquidity has been operational cash flows. Based on the Company’s current financial plan, management expects these cash flows to be sufficient to fund operating expenses and service indebtedness; however, this expectation is subject to commodity price volatility, regulatory developments, and other factors that could impact future liquidity.
Planned Capital Expenditures. Capital expenditures across the Company’s SYU Assets are expected to total approximately $180.0 million for the remainder of 2026, or approximately $203.3 million for the full year 2026 (excluding non-cash linefill capital expenditures), as the Company continues to focus on facility upgrades, maintenance capital, and low-cost production optimization initiatives. As previously discussed, the OS&T Strategy is not expected to be pursued in the near term and, accordingly, no material capital expenditures related to the OS&T Strategy are planned for 2026.
Capital Raising Activities. Prior to commencing sales of production volumes through the SYPS, the Company’s capital requirements were primarily funded through proceeds from equity issuances of Common Stock and warrant exercises. During the first quarter of 2026, the Company entered into an at-the-market equity offering program (the “ATM Program”) to support its capital requirements and enhance liquidity, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate gross sales price of up to $250.0 million.
Under the ATM Program, during the three months ended March 31, 2026, the Company issued 5,359,790 shares of its Common Stock for aggregate gross proceeds of approximately $72.4 million. Associated marketing and legal fees of approximately $1.6 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity as of March 31, 2026.
Going Concern and Liquidity
As of March 31, 2026, the Company reported unrestricted cash of $52.2 million, total debt of $956.3 million, and an accumulated deficit of $1.3 billion. On March 29, 2026, the maturity date of the Senior Secured Term Loan was accelerated to 90 days after the first sales of Hydrocarbons (as defined in the Senior Secured Term Loan), or June 26, 2026 (refer to Note 4 — Debt for additional details regarding the acceleration of the maturity date).
The Company is currently evaluating additional debt financing alternatives, which may include the issuance of public or private debt securities, bank financing, or a combination thereof. There can be no assurance that such financing will be available on commercially reasonable terms, or at all. Additionally, the Senior Secured Term Loan contains restrictive covenants which limit our ability to, among others, create or incur debt or liens (refer to Note 4 — Debt for additional details regarding the restrictive covenants under the Senior Secured Term Loan). As of March 31, 2026, the Company was in compliance with all covenants under its Senior Secured Term Loan.
Following the increase in production sales during 2026, the Company expects operating cash flows to increase, which may support the funding of future capital expenditures. However, if the Company is unable to generate sufficient cash flows from operations or obtain additional financing as needed, it may not be able to fund the capital expenditures necessary to sustain production levels.
Prior to recommencing oil sales from the SYU Assets and to date, the Company experienced losses from operations and negative cash flows from operations much like other pre-revenue companies. Near-term capital funding needs have historically been addressed with proceeds from the issuance of the Company’s Common Stock and proceeds from the exercise of warrants.
Due to the lack of assurance that additional financing, including the refinancing of the Company’s Senior Secured Term Loan, will be available on commercially reasonable terms, or at all, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the carrying amounts of assets or the classification of liabilities.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Cash flows (used in) provided by:
Operating activities	$(82,224)	$(47,935)	$(34,289)	(72)%
Investing activities	(21,050)	(63,304)	42,254	67%
Financing activities	57,758	(36)	57,794	nm
Net change in cash and cash equivalents	$(45,516)	$(111,275)
nm: not meaningful
Cash Flows from Operating Activities. Since the Company initiated oil sales on March 29, 2026, minimal operating revenues were recognized for the three months ended March 31, 2026, and no operating revenues were recognized for the three months ended March 31, 2025. Net cash used in operating activities was $82.2 million for the three months ended March 31, 2026, representing an increase of $34.3 million, or 72%, compared to net cash used in operating activities of $47.9 million for the three months ended March 31, 2025. The primary use of cash in both periods was attributable to maintenance and operational readiness activities.
For the three months ended March 31, 2026, we had a net loss of $197.0 million, which included non-cash charges of $44.2 million related to the increase in the fair value of warrants, $15.0 million of stock-based compensation, $34.7 million of interest expense, $3.9 million of depreciation, depletion, amortization and accretion, and zero income tax expense. Changes in accounts payable of $20.2 million were primarily attributable to decreases in accrued costs associated with the 2025 equity offerings. For the three months ended March 31, 2025 the Company incurred a net loss of $109.5 million, which included non-cash charges of $21.3 million related to the increase in fair value of warrants, $6.1 million of stock-based compensation, $21.0 million of interest expense, $3.0 million depreciation, depletion, amortization and accretion, and $10.9 million deferred tax expense.
Cash Flows from Investing Activities. Net cash used in investing activities was $21.1 million for the three months ended March 31, 2026, representing a decrease of $42.3 million, or 67%, compared to $63.3 million for the three months ended March 31, 2025. Cash used in investing actives in both periods primarily consisted of capital expenditures associated with restart efforts.

Cash Flows from Financing Activities. Net cash provided by financing activities was $57.8 million for the three months ended March 31, 2026, primarily consisting of $72.4 million of gross proceeds from ATM Program, net of $14.4 million of offering costs related to the ATM Offering and the 2025 equity offerings. Net cash used in financing activities for the three months ended March 31, 2025 was less than $0.1 million.
Contractual Obligations
Pursuant to the Senior Secured Term Loan, which financed most of the Purchase Price (as defined in the Senior Secured Term Loan), Sable incurred interest for the period prior to the effectiveness of the Second Debt Amendment of ten percent (10%) per annum, and fifteen percent (15%) per annum subsequent to the Second Debt Amendment, compounded annually (refer to Note 4 — Debt for additional details regarding the Second Debt Amendment). Interest on the Senior Secured Term Loan is payable in arrears on January 1st of each year but, at Sable’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount. The maturity date of the Senior Secured Term Loan is June 26, 2026.
Additional obligations include the performance of ARO as referenced under “Critical Accounting Policies and Estimates—Asset Retirement Obligations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Off Balance Sheet Arrangements
As of March 31, 2026, the Company had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates applied in the preparation of the Sable’s interim condensed consolidated financial statements for the three months ended March 31, 2026 are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 except as follows.
Revenue Recognition
The Company currently sells crude oil under a short-term agreement at prevailing market prices, with certain adjustments for product quality and geographic location. The Company recognizes revenue when control transfers to the purchaser at the delivery point and the customer has assumed the risk and rewards of ownership.
Oil and Gas Properties
Linefill. The SYPS is an interstate pipeline that includes (among other pipeline segments and components) (i) Pipeline Segment 324, which extends from LFC to the Gaviota Pump Station in Santa Barbara County, California, and (ii) Pipeline Segment 325, which extends from the Gaviota Pump Station in Santa Barbara County, California, to Pentland Station in Kern County, California with an intermediate station at Sisquoc in San Luis Obispo, California. The Company classifies the quantity of oil used to fill Pipeline Segments 324 and 325 as linefill such that when an incremental barrel of oil is pumped into Pipeline Segments 324 and 325 it forces oil out at the Pentland Station sales point location. Pipeline Segments 324 and 325 have a capacity of approximately 540 MBbls. This linefill is accounted for at historical cost and recognized as a long term asset within Oil and gas properties on the unaudited condensed consolidated balance sheet as of March 31, 2026. The Company capitalized costs incurred that were directly attributable to filling Pipeline Segments 324 and 325, including associated depreciation, depletion, and amortization. Linefill will not be depreciated, but is subject to impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value.
Emerging Growth Company
We are an “emerging growth company,” or EGC, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it has elected to comply with certain reduced public company reporting requirements.
We will no longer be an EGC as of December 31, 2026, after which we will not be able to take advantage of such reduced reporting and disclosure requirements.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
Regulatory Risk
The Company’s operations are subject to extensive regulation by federal, state, and local authorities, including regulatory oversight by BOEM, BSEE, and PHMSA. Additionally, California maintains a complex regulatory framework governing offshore and onshore oil and gas operations, pipeline transportation, environmental compliance, and permitting. Regulatory approvals required to modify infrastructure may be subject to additional conditions, delays, or legal challenge, which could increase costs or affect the timing of planned activities. Certain regulatory matters and related uncertainties are discussed in Note 6 — Commitments and Contingencies to the unaudited condensed consolidated financial statements. While the Company cannot reasonably quantify the financial impact of future regulatory actions, delays or changes in regulatory requirements, such occurrences could result in incremental capital expenditures, periods without revenue, or reduced cash flows, which could adversely affect the Company’s liquidity as described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Debt Refinance and Liquidity Risk
The Company’s debt is set to mature on June 26, 2026. Accordingly, the Company is required to refinance its outstanding debt and is dependent on access to external capital and prevailing market conditions. The Company’s ability to refinance or repay its debt will be influenced by factors including commodity prices and capital market conditions.
Commodity Price Risk
Following the commencement of production and oil sales, the Company expects its financial performance to be sensitive to fluctuations in crude oil prices. Changes in oil prices could materially affect revenues, operating cash flows, capital investment decisions, and the Company’s ability to service debt. Crude oil prices are subject to significant volatility driven by global supply and demand, geopolitical events, regulatory actions, and regional market dynamics, including those specific to California. While the Company may consider risk management activities in the future, it does not currently have commodity price hedging arrangements in place. Accordingly, a sustained decline in oil prices could adversely affect the economics of production and the Company’s financial condition.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2026. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.     Legal Proceedings.
Refer to Part I, Item 1, Note 6 — Commitments and Contingencies of this Quarterly Report for a full description of our material pending legal and regulatory matters.
Item 1A.     Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2025 10-K, except as described below. The following additional risk factors should be read in conjunction with those previously disclosed. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
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
We will no longer be an “emerging growth company” as of December 31, 2026, after which we will not be able to take advantage of the reduced reporting and disclosure requirements discussed above.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.

Item 5.      Other Information.
(a) N/A.
(b) N/A.
(c)    During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.      Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporate by Reference
Filing
No.	Description of Exhibit	Form	Exhibit	Date

3.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

10.1	Sales Agreement, dated as of February 2, 2026, by and between Sable Offshore Corp. and TD Securities (USA) LLC and Jefferies LLC.	8-K	1.1	2/2/26

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: May 6, 2026	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)