Form 10-Q
period 2026-06-30
Sable Offshore Corp.
filed 2026-08-10
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2026 there were 191,869,572 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except par values)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,599	$97,684
Accounts receivable	50,115	—
Inventory	11,558	12,078
Materials and supplies	14,111	14,658
Prepaid expenses and other current assets	9,967	11,282
Total current assets	107,350	135,702
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,650,903	1,567,029
Less: Accumulated depletion, depreciation and amortization	(39,495)	(5,977)
Total oil and gas properties, net	1,611,408	1,561,052
Other, net	42,885	44,068
Total assets	$1,761,643	$1,740,822

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$206,679	$99,353
Term Loan—current, net	236,749	921,584
Other current liabilities	2,934	2,488
Total current liabilities	446,362	1,023,425
Term Loan—non-current, net	732,087	—
Warrant liabilities	9,839	37,738
Asset retirement obligations	119,848	113,181
Deferred tax liability	39,810	12,833
Other	18,697	19,342
Total liabilities	1,366,643	1,206,519
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 154,531,910 and 144,961,796 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	1,764,684	1,642,746
Accumulated deficit	(1,369,700)	(1,108,458)
Total Stockholders’ Equity	395,000	534,303
Total Liabilities and Stockholders’ Equity	$1,761,643	$1,740,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Oil and natural gas liquids sales	$136,709	$—	$137,980	$—
Other	416	—	416	—
Total revenue	137,125	—	138,396	—
Operating Expenses
Operations and maintenance expenses	113,474	50,398	181,507	84,841
Depletion, depreciation, amortization and accretion	32,024	3,172	35,966	6,193
General and administrative expenses	58,521	75,318	106,571	97,650
Total operating expenses	204,019	128,888	324,044	188,684
Loss from operations	(66,894)	(128,888)	(185,648)	(188,684)
Other (income) expenses:
Change in fair value of warrant liabilities	(72,056)	(27,146)	(27,899)	(5,851)
Other income, net	(665)	(2,508)	(1,218)	(5,948)
Interest expense	43,066	21,009	77,734	42,019
Total other (income) expense, net	(29,655)	(8,645)	48,617	30,220
Loss before income taxes	(37,239)	(120,243)	(234,265)	(218,904)
Income tax expense	26,977	7,823	26,977	18,706
Net loss	$(64,216)	$(128,066)	$(261,242)	$(237,610)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	153,470,125	91,224,345	148,597,567	87,849,286
Basic and diluted net loss per Common Stock	$(0.42)	$(1.40)	$(1.76)	$(2.70)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	144,961,796	$15	$1,642,746	$(1,108,458)	$534,303
Issuance of Common Stock, net	5,359,790	1	70,757	—	70,758
Share based compensation	—	—	13,828	—	13,828
Net loss	—	—	—	(197,026)	(197,026)
BALANCE—March 31, 2026	150,321,586	16	1,727,331	(1,305,484)	421,863
Issuance of Common Stock, net	1,640,844	—	21,924	—	21,924
Share based compensation	2,569,480	—	15,429	—	15,429
Net loss	—	—	—	(64,216)	(64,216)
BALANCE—June 30, 2026	154,531,910	$16	$1,764,684	$(1,369,700)	$395,000

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	89,310,996	$8	$1,082,473	$(698,296)	$384,185
Share based compensation	27,362	—	6,065	—	6,065
Net loss	—	—	—	(109,544)	(109,544)
BALANCE—March 31, 2025	89,338,358	8	1,088,538	(807,840)	280,706
Issuance of Common Stock, net	10,000,000	1	282,559	—	282,560
Share based compensation	143,892	1	10,426	—	10,427
Net loss	—	—	—	(128,066)	(128,066)
BALANCE—June 30, 2025	99,482,250	$10	$1,381,523	$(935,906)	$445,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(261,242)	$(237,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	35,966	6,193
Share based compensation expense	30,380	16,492
Amortization of operating lease right-of-use asset	730	820
Amortization of debt issuance costs	8,596	311
Paid-in-kind interest	69,138	41,708
Deferred tax expense	26,977	18,706
Change in fair value of warrant liabilities	(27,899)	(5,851)
Changes in current assets and current liabilities, net of effect of acquisition:
Accounts receivable	(50,115)	—
Inventory	(7,042)	(3,884)
Materials and supplies	350	426
Prepaid expenses and other assets	3,101	(2,694)
Accounts payable and accrued liabilities	98,253	22,435
Net cash used in operating activities	(72,807)	(142,948)

Cash flows from investing activities:
Payments for capital expenditures	(52,559)	(192,982)
Net cash used in investing activities	(52,559)	(192,982)

Cash flows from financing activities:
Offering proceeds	94,964	295,000
Payment of equity issuance costs	(14,998)	(12,067)
Payment of debt issuance costs	(30,685)	—
Net cash provided by financing activities	49,281	282,933
Net change in cash and cash equivalents	(76,085)	(52,997)
Cash, cash equivalents and restricted cash, beginning of the period	97,684	335,772
Cash, cash equivalents and restricted cash, end of the period	$21,599	$282,775

Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets
Cash and cash equivalents	$21,599	$247,141
Restricted cash	—	35,634
Total cash, cash equivalents and restricted cash	$21,599	$282,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2026
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
On March 14, 2026, the Company resumed the transportation of hydrocarbons (i.e., oil) produced at the SYU through the SYPS at the direction of the United States Secretary of Energy, Chris Wright, in compliance with the DPA Order. In doing so, the Company facilitates the supply of domestically produced crude oil through U.S. pipeline infrastructure to U.S. refineries, supporting domestic consumers and the U.S. military.
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, resulting in total sales volumes of approximately 1,923 thousand barrels of oil equivalent (“Mboe”) for the six months ended June 30, 2026.
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
2026 Refinancing Transactions
On July 2, 2026, the Company consummated a series of transactions intended to refinance its existing indebtedness, strengthen its liquidity position, and extend its debt maturities (collectively, the “2026 Refinancing Transactions”). The 2026 Refinancing Transactions consisted of (i) the issuance of approximately $675.0 million aggregate principal amount of a Senior Secured Term Loan B (the “Term Loan B”) due December 15, 2028, (ii) the issuance of $345.0 million aggregate principal amount of 6.5% Convertible Senior Notes due 2031 (the “Convertible Notes”), (iii) an underwritten public offering of 37,337,662 shares of Common Stock for gross proceeds of approximately $115.0 million, and (iv) the entry into a new senior secured reserve-based revolving credit facility providing commitments of up to $500.0 million (the “Senior Revolver”), initially subject to a $0.0 borrowing base. The Term Loan B and the Senior Revolver are collectively referred to as the “New Senior Secured Credit Facilities.” The net proceeds from the 2026 Refinancing Transactions were used to repay the Company’s existing Senior Secured Term Loan (“Senior Secured Term Loan”) with Exxon Mobil Corporation in full (refer to Note 4—Debt), pay related fees and expenses, and provide additional liquidity for general corporate purposes. The Senior Revolver was also entered into to support the Company’s ongoing liquidity, hedging, and cash management needs and had no borrowing availability at closing given its initial $0.0 borrowing base.
The 2026 Refinancing Transactions occurred subsequent to June 30, 2026 and, accordingly, is not reflected in the accompanying condensed consolidated balance sheets as of June 30, 2026. Refer to Note 10—Subsequent Events for additional information regarding the 2026 Refinancing Transactions and the related agreements.
Going Concern
In connection with the preparation of its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, management evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, and concluded that substantial doubt existed regarding the Company’s ability to continue as a going concern within one year of the date such financial statements were issued, due to the Company’s then current debt maturity profile and related liquidity considerations.
On July 2, 2026, the Company completed the 2026 Refinancing Transactions, which extended the maturity of the Company’s debt obligations and improved its liquidity position. As a result, management re-evaluated the Company’s ability to continue as a going concern and concluded that the conditions and events that previously raised substantial doubt had been alleviated. Accordingly, substantial doubt regarding the Company’s ability to continue as a going concern no longer exists as of the issuance date of the unaudited condensed consolidated financial statements contained in this Quarterly Report, which have been prepared on a basis that assumes the Company will continue as a going concern.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation. These unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2026 may not be representative of the financial results for the full year 2026.

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
Accounts Receivable
Accounts receivable consist of receivables from sales of oil and natural gas liquids production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments for production are received within one to two months after the production date.
Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Company when collection is doubtful. The Company determines its allowance for receivables utilizing the loss-rate method, which considers a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the purchaser’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. At June 30, 2026, the Company’s allowances for credit losses related to sales of oil and natural gas liquids sales was $0.0.
Oil and Gas Properties
Linefill. The SYPS is an interstate pipeline that includes (among other pipeline segments and components) (i) Pipeline Segment 324, which extends from LFC to the Gaviota Pump Station in Santa Barbara County, California, and (ii) Pipeline Segment 325, which extends from the Gaviota Pump Station in Santa Barbara County, California, to Pentland Station in Kern County, California with an intermediate station at Sisquoc in San Luis Obispo, California. The Company classifies the quantity of oil used to fill Pipeline Segments 324 and 325 as linefill such that when an incremental barrel of oil is pumped into Pipeline Segments 324 and 325 it forces oil out at the Pentland Station sales point location. Pipeline Segments

324 and 325 have a capacity of approximately 540 thousand barrels per day (“MBbls”). This linefill is accounted for at historical cost and recognized as a long term asset within Oil and gas properties on the unaudited condensed consolidated balance sheet as of June 30, 2026.
The Company capitalized costs incurred that were directly attributable to filling Pipeline Segments 324 and 325, including associated depletion, depreciation, and amortization. Linefill will not be depreciated, but is subject to impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value.
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
In accordance with ASC 740, the Company’s effective tax rate was negative 72.4% and negative 11.5% for the three and six months ended June 30, 2026, and negative 6.5% and negative 8.5% for the three and six months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 reflects the cumulative effect of a change in the estimated annual effective tax rate, which the Company had estimated to be zero as of March 31, 2026. In accordance with ASC 740-270-35-2, the effect of a change in the estimated annual effective tax rate is recognized in the interim period in which the change occurs, resulting in a disproportionate rate for the current quarter relative to the year-to-date rate. The Company recognized a discrete tax expense of $2.2 million for the three months ended June 30, 2026, resulting from a tax shortfall on stock-based compensation vesting for which the related deduction did not fully offset the associated book expense. For the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, the effective tax rate differed from the U.S. federal statutory tax rate of 21.0% primarily due to changes in valuation allowance on the deferred tax assets and disallowed expenses.
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
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$54,546	$25,239
Accrued operations expenditures	55,237	23,929
Accrued general and administrative, and other	88,878	50,185
Revenue payable	8,018	—
Total accounts payable and accrued liabilities	$206,679	$99,353
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period.

The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net loss	$(64,216)	$(128,066)	$(261,242)	$(237,610)
Weighted average shares outstanding—Basic and diluted	153,470,125	91,224,345	148,597,567	87,849,286
Net loss per share—Basic and diluted	$(0.42)	$(1.40)	$(1.76)	$(2.70)
The diluted net loss per share calculation excludes the anti-dilutive effect of 7,568,870 warrants, 8,842,960 restricted share units and 13,000 restricted share awards for the three and six months ended June 30, 2026, and 8,987,062 warrants and 10,460,465 restricted share units for the three and six months ended June 30, 2025.
Note 3 — Asset Retirement Obligations
The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

(in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$113,181	$99,683
Revision of previous estimate	—	1,436
Accretion	6,667	12,062
Ending balance	$119,848	$113,181
Note 4 — Debt
Senior Secured Term Loan
The Company entered into the Senior Secured Term Loan with an initial principal of $625.0 million. The initial principal balance was increased by $16.6 million for material and supplies and $140.0 million for paid-in-kind interest from the effective date through the Closing Date less an $18.8 million cash deposit (which was paid on the Closing Date). The proceeds of the Senior Secured Term Loan were deemed funded on the Closing Date in connection with consummation of the Sable-EM Purchase Agreement. The Senior Secured Term Loan was secured by first-priority liens on substantially all assets of the Company.
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
On November 24, 2025, the Second Debt Amendment became effective which extended the maturity date of the Senior Secured Term Loan to the earlier of (i) March 31, 2027 or (ii) 90 days after first sales of Hydrocarbons (as defined in the Senior Secured Term Loan). The Second Debt Amendment also increased the interest rate from ten percent (10%) per annum to fifteen percent (15.0%) per annum, compounded annually (computed on a 360-day year), payable in arrears on January 1st of each year following the effective date. At the Company’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount under the Senior Secured Term Loan. The Second Debt Amendment also included additional reporting covenants and a financial liquidity covenant that required the Company to have not less than $25.0 million in unrestricted cash, measured at the end of each month.
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, which accelerated the maturity date of the Senior Secured Term Loan to June 26, 2026.
On June 22, 2026, the Company entered into a third amendment (the “Third Amendment”) to the Senior Secured Term Loan Agreement with Exxon, which, among other things, extended the maturity date of the Senior Secured Term Loan to the earlier of (i) July 24, 2026 or (ii) the occurrence of an event of default. In connection with the Third Amendment, the Company paid Exxon a $30.0 million amendment fee, and associated legal costs, on June 22, 2026. Approximately $8.3 million of the amendment fee and the associated legal costs were recognized as interest expense during the three months ended June 30, 2026, while the remaining $22.2 million was capitalized as debt issuance cost and will be amortized to interest expense through the refinancing date.
Exxon also agreed to suspend and waive, until the amended maturity date, the $25.0 million minimum liquidity covenant that had been introduced under the Second Amendment to the Senior Secured Term Loan Agreement. Additionally, in connection with the Third Amendment, the Company obtained a limited waiver (the “Limited Waiver”) from Exxon and Mobil Pacific Pipeline Company under the Sable-EM Purchase Agreement, which defers the Company’s obligation to provide plugging and abandonment financial security under Section 11.18(c) of the Sable-EM Purchase Agreement until the earlier of (i) December 22, 2028, (ii) the date on which the new money secured financing to be entered into prior to the maturity date of Term Loan B for the primary purposes of refinancing the Senior Secured Term Loan is redeemed, repaid or otherwise refinanced, or (iii) the occurrence of an event of default. The Third Amendment and Limited Waiver were entered into to provide the Company with additional time and flexibility to complete its planned refinancing while preserving liquidity. Refer to Note 10—Subsequent Events for additional information regarding the 2026 Refinancing Transactions and the related financing agreements.
The Senior Secured Term Loan permitted interest to be paid in cash or, absent a written election, accrued and compounded annually as paid-in-kind interest. The agreement also required that James C. Flores, the Company’s Chairman and Chief Executive Officer, remain directly and actively involved in the Company’s day-to-day management, subject to the lender's approval right (not to be unreasonably withheld) over any replacement.
The Senior Secured Term Loan contained restrictive covenants limiting the Company’s ability to, among other things, engage in mergers, consolidations, liquidations, or dissolutions; incur additional debt or liens; make certain debt prepayments; pay dividends, distributions, management fees, or other restricted payments; make investments, acquisitions, loans, or property purchases; sell, assign, or otherwise dispose of property; enter into affiliate transactions; or change the nature of the Company’s business, in each case without EM’s consent. The agreement also included customary representations, warranties, affirmative and negative covenants, and events of default, including change of control. As of June 30, 2026, the Company was in compliance with all covenants under the Senior Secured Term Loan. On July 2, 2026, the Senior Secured Term Loan was repaid in full in connection with the 2026 Refinancing Transaction. See Note 10—Subsequent Events for further discussion. Debt consisted of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Term Loan, including paid-in-kind interest	$242,167	$921,868
Less: Debt issuance costs, net	(5,418)	(284)
Total Term Loan — current, net	$236,749	$921,584
Term Loan, including paid-in-kind interest	$748,839	$—
Less: Debt issuance costs, net	(16,752)	—
Total Term Loan — non–current, net	$732,087	$—
Total debt, net	$968,836	$921,584
In accordance with ASC 470-10-45-14, a short-term obligation shall be excluded from current liabilities so long as the entity intends to refinance the obligation on a long-term basis and such intent is supported by the issuance of the long-term obligation that refinances the short-term obligation on a long-term basis after the balance sheet date but before that balance sheet is issued or is available to be issued. As further discussed in Note 10 — Subsequent Events, on July 2, 2026, the Senior Secured Term Loan was refinanced through the 2026 Refinancing Transactions. However, the terms of the Term Loan B require i) the quarterly amortization of 2.5% of the aggregate principal amount of the term loans for the fiscal quarters ending on September 30, 2026 and December 31, 2026, increasing to 5.0% for fiscal quarters ending thereafter, and ii) the mandatory prepayments equal to 100% of excess cash flow. As a result, the Company excluded the estimated portion of the Senior Secured Term Loan refinanced on a long-term basis from current liabilities, while the estimated portion attributable to these short-term repayment obligations remained classified within current liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2026.
For the three and six months ended June 30, 2026, the Company incurred interest expense of $43.1 million and $77.7 million, respectively, and $21.0 million and $42.0 million for the three and six months ended June 30, 2025, respectively, which is included as Interest expense on the unaudited condensed consolidated statements of operations and the paid-in-kind interest is accrued and included in the Senior Secured Term Loan on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company’s effective interest rate for the three and six months ended June 30, 2026 was approximately 18.7% and 16.9%, respectively, and 10.0% and 10.0%, for the three and six months ended June 30, 2025, respectively. The effective interest rate is higher for the three and six months ended June

30, 2026 than the corresponding periods in 2025 due to the increase in the interest rate from 10.0% to 15.0% under the Second Debt Amendment and the amortization of the $30.0 million debt issuance costs associated with the Third Debt Amendment.
Note 5 — Warrants
There were 7,568,870 and 8,987,062 warrants outstanding as of June 30, 2026 and December 31, 2025, respectively. There were no changes in the number of warrants outstanding for the three and six months ended June 30, 2025. The table below reflects warrant activity during the three and six months ended June 30, 2026:

	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants as of December 31, 2025	5,680,692	3,306,370	8,987,062
Expired	(1,418,192)	—	(1,418,192)
Outstanding Warrants as of June 30, 2026	4,262,500	3,306,370	7,568,870
There were no warrants exercised during the three and six months ended June 30, 2026 and 2025.
The Private Placement Warrants and Working Capital Warrants outstanding as of June 30, 2026 and December 31, 2025 are accounted for as liabilities and remeasured at fair value each reporting period, with changes in fair value recognized as Changes in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations. Refer to Note 8 — Fair Value Measurements for additional information.
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
Subsequently on March 13, 2026, the United States Secretary of Energy, Chris Wright, issued an order (the “DPA Order”) pursuant to that delegated authority in order to address the energy scarcity and supply disruption risks that have left the region and U.S. military forces dependent on foreign oil. The DPA Order states that “[a]n affordable and reliable domestic supply of energy is a fundamental requirement for the national and economic security of any nation.” It observes that the nation’s energy “problems are most pronounced in our Nation’s West Coast, ‘where dangerous State and local policies jeopardize our Nation’s core national defense and security needs, and devastate the prosperity of not only local residents but the entire United States population.’” The DPA Order also states that the SYU is a “critical energy resource on the West Coast” but “cannot be used to address the shortages identified in EO 14156 and the resulting vulnerabilities, including adversarial dependence” because “California agencies have deployed an array of state measures [ ] to block pipeline operations.” Accordingly, the DPA Order directs Sable “to immediately prioritize and allocate pipeline transportation services for hydrocarbons from the SYU through the SYPS” and “immediately commence performance under contracts or orders for services…for hydrocarbon transportation capacity in the SYPS[.]” The DPA Order requires Sable to “comply with this order immediately and maintain such compliance until such time as the conditions necessitating the issuance of this order abate or until Sable is directed otherwise.”
On March 30, 2026, the State of California filed a Complaint for Declaratory and Injunctive Relief alleging that the DPA Order violates provisions of the Administrative Procedure Act and the U.S. Constitution. The matter is captioned State of California v. Chris Wright, et al., Case No. 2:26-cv-03396, in U.S. District Court, Central District of California. The Court held a hearing on the State’s Motion for Preliminary Injunction on June 8, 2026, and ordered supplemental briefing, which was completed by the parties on June 18, 2026. On June 29, 2026, Defendants Chris Wright and the U.S. Department of Energy filed a Motion to Dismiss, in which Sable and PPC joined. On July 30, 2026, the Court issued a scheduling order setting a briefing schedule for a Motion to Dismiss the First Amended Complaint with a hearing scheduled on September 28, 2026.
California Coastal Commission Matter
On September 27, 2024, the California Coastal Commission (the “Coastal Commission”) issued Notice of Violation No. V-9-24-0152 to Sable, which asserted that Sable’s safety valve installation work and certain maintenance and repair activities undertaken by Sable on Pipeline Segments 324 and 325 of the SYPS located in the California coastal zone (the “Coastal Zone”) constituted unpermitted development activities under the California Coastal Act (Cal. Pub. Res. Code Section 30000, et seq.) (the “Coastal Act”) and the County’s Local Coastal Program (“LCP”). Sable undertook the subject repair and maintenance work, including the safety valve installation work, based on its understanding that no new coastal development permit or other Coastal Act authorization was required, consistent with the County’s practice of authorizing repair work on Pipeline Segments 324 and 325 since they were first permitted and built over 30 years ago. Following good faith negotiations with Coastal Commission staff, on November 12, 2024, the Coastal Commission issued Executive Director Cease and Desist Order No. ED-24-CD-02 (the “Order”) requiring Sable to, among other requirements, prepare and submit an interim restoration plan and submit an application either to the Coastal Commission or the County to obtain a coastal development permit for the valve installation and other maintenance and repair work. In compliance with the Order, Sable prepared, submitted, and implemented the Interim Restoration Plan as approved by Coastal Commission staff. Sable separately submitted certain applications to the County related to some of the maintenance and repair work that was subject to Notice of Violation No. V-9-24-0152. The Order expired on February 10, 2025.
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

On April 10, 2025, the Coastal Commission approved Cease and Desist Order CCC-25-CD-01, Restoration Order CCC-25-RO-01, and Administrative Penalty Order CCC-25-AP3-01, whereby the Coastal Commission ordered the Company to cease and desist from all ongoing development, as that term is defined in the Coastal Act, in the Coastal Zone “as part of the effort to restart the SYU oil production operations and bring the pipelines back into use,” apply for new Coastal Act authorization for all previously completed, ongoing, and future development in the Coastal Zone to the extent “part of the effort to restart the SYU oil production operations and bring the pipelines back into use,” and imposed an administrative penalty of approximately $18.0 million on the Company. The Company does not believe this penalty is lawful and has not recognized any accrued expense as of June 30, 2026. Sable is prepared to vigorously pursue all available legal remedies related to the orders, including the administrative penalty, imposed by the Coastal Commission.
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
On May 28, 2025, the Santa Barbara County Superior Court granted the Coastal Commission’s application for issuance of a preliminary injunction, enjoining Sable from conducting any further “development” in violation of Cease and Desist Order CCC-25-CD-01. On July 9, 2025, the court denied Sable’s motion to stay the Cease and Desist Order CCC-25-CD-01. On July 16, 2025, Sable filed a notice of appeal challenging the court’s issuance of preliminary injunction. On July 29, 2025, counsel for Sable filed a Petition for Writ of Mandate or Other Appropriate Relief with the Second Division California Court of Appeal, seeking a writ of mandate reversing the Santa Barbara County Superior Court’s denial of Sable’s motion to the stay Cease and Desist Order CCC-25-CD-01. On August 4, 2025, the Court of Appeal denied Sable’s Petition for Writ of Mandate. On October 6, 2025, Sable filed a motion to file an amended complaint which quantifies its monetary damages in excess of $347.0 million. On October 15, 2025, the Santa Barbara County Superior Court denied the Company’s request for the issuance of a writ of mandate on its first cause of action and set procedural motions related to Sable’s four additional causes of action for December 3, 2025. On November 5, 2025, Sable filed its opening brief in support of its appeal challenging the Superior Court’s issuance of the preliminary injunction with the Court of Appeal. Sable has also filed a Petition for Writ of Mandate or Other Appropriate Relief, seeking a writ of mandate reversing the Superior Court’s October 15, 2025 denial of Sable’s first cause of action. The Court of Appeal held a hearing on Sable’s appeal on May 14, 2026, and took the matter under submission. On June 17, 2026, the Court of Appeal affirmed the Superior Court’s issuance of the preliminary injunction. On July 27, 2026, Sable petitioned the California Supreme Court for review of the Court of Appeal’s opinion.
On December 3, 2025, the Santa Barbara County Superior Court denied the Coastal Commission’s motion for judgment on the pleadings as to its first amended cross complaint, granted Sable’s motion to file the second amended complaint, and requested further briefing on Sable’s four remaining causes of action. On February 18, 2026, the Santa Barbara County Superior Court denied Sable’s Motion for Reconsideration of the Preliminary Injunction for lack of jurisdiction pending Sable’s appeal of the preliminary injunction to the Second Division California Court of Appeal. The Santa Barbara County Superior Court also denied Sable’s Motion for Reconsideration of Sable’s Writ of Mandate. On March 18, 2026, the Coastal Commission filed a Motion for Judgment on the Pleadings (“MJOP”). On April 22, 2026, Sable filed its opposition to the Coastal Commission’s MJOP. A hearing on the Coastal Commission’s MJOP was held on May 20, 2026. On April 22, 2026, Sable also filed a motion for leave to file a third amended complaint to include allegations relating to PHMSA’s jurisdiction and the DPA Order and for leave to file a first amended answer, for which arguments also were heard on May 20, 2026. On May 20, 2026, the Santa Barbara County Superior Court granted the Coastal Commission’s MJOP as to the Company’s second, third, fourth, and fifth causes of action, denied the Company’s motion for leave to file a third amended complaint, and granted the Company’s motion for leave to file a first amended answer. On July 17, 2026, the Coastal Commission filed a request for dismissal of all the claims in the Coastal Commission’s cross-complaint, which was accepted by the court. The Coastal Commission filed a proposed judgment, to which Sable objected and filed its own proposed judgment. On July 22, 2026, the court confirmed that the Commission’s cross-complaint has been dismissed and the preliminary injunction against Sable has been discharged. On August 6, 2026, the court entered the Coastal

Commission’s proposed judgment. On August 7, 2026, Sable filed a notice of appeal of the trial court’s judgment with the Court of Appeal.
On June 9, 2026, the Coastal Commission’s Executive Director issued a Notice of Intent to Commence Cease and Desist Order and Administrative Penalty Proceedings to the Company alleging that the Company is undertaking “unpermitted development” under the Coastal Act as amended by California Senate Bill 237. See “California Senate Bill 237” for additional information.
Zaca Preserve Matter
On October 3, 2024, plaintiff Zaca Preserve LLC filed a California state court complaint against Sable, its subsidiary PPC, Plains All American Pipeline LP, and Plains Pipeline LP. The case is captioned 24CV05483 and is pending in Santa Barbara County Superior Court, Anacapa Division. The plaintiff filed a First Amended Complaint on December 12, 2024, and served the complaint on Sable and PPC on December 18, 2024.
The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to resume pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. The Demurrer and Motion to Strike were heard November 12, 2025. The court sustained the Demurrer, without leave to amend as to Plaintiff’s causes of action for injunctive relief, negligent misrepresentation, negligence, UCL violation, permanent nuisance and threatened nuisance, and denied the Motion to Strike. Plaintiffs filed a Second Amended Complaint on December 12, 2025. Sable and PPC answered the Second Amended Complaint on February 11, 2026, and intend to defend the case vigorously. Plaintiff has filed a motion to supplement the complaint but not to change the underlying claims, and Sable filed an opposition to that motion. A hearing on that motion and a case management conference are scheduled for August 5, 2026.
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
On November 7, 2025, the court approved a new scheduling order. On November 10, 2025, plaintiffs filed their second supplemental and amended complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; BSEE; and Bobby Kurtz, BSEE Acting Pacific Regional Director. Plaintiffs added new claims to their existing complaint alleging that BSEE: violated NEPA and the APA in July 2025 by approving additional applications for permits to modify; and violated NEPA and the APA when issuing the May 29, 2025 decision approving the extension based upon the 2025 Environmental Assessment. In addition to the relief plaintiffs already sought, the second supplemental and amended complaint also asks the court: to issue an order finding that BSEE violated NEPA and the APA when issuing the July 2025 applications for permits to modify; to vacate and remand the July 2025 applications for permits to modify, the 2025 Environmental Assessment and Finding of No Significant Impact, and BSEE May 29, 2025 decision approving the extension. On November 24, 2025, Sable filed its answer to the second supplemental and amended complaint. The federal government lodged an updated administrative record on December 19, 2025. On January 16, 2026, plaintiffs filed a motion to compel completion and supplementation of the administrative record, which the court granted on March 12, 2026, and BSEE subsequently produced additional documents. On May 28, 2026, the court issued a scheduling order setting a briefing schedule for the parties’ cross-motions for summary judgment with a hearing scheduled for February 12, 2027.
BOEM Matter
On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; the Bureau of Ocean Energy Management (“BOEM”); and Douglas Boren, BOEM Pacific Regional Director, in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asked for the court: to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable intervened and vigorously contests the plaintiffs’ allegations. On September 10, 2025, the court denied Sable’s motion to dismiss based on plaintiffs’ failure to provide notice under OCSLA’s citizen suit provision. The parties filed cross-motions for summary judgment, and the federal government and Sable filed motions to strike extra-record materials cited in plaintiffs’ motion for summary judgment. On May 14, 2026, the court issued an order sua sponte dismissing plaintiffs’ amended complaint for lack of subject matter jurisdiction on standing grounds, and denied as moot all pending motions for summary judgment and motions to strike extra-record evidence. On June 4, 2026, plaintiffs filed a second amended complaint against the same defendants asking the court to declare that BOEM’s April 2025 decision that the development and production plan for Platform Harmony need not be revised is arbitrary, capricious, and not in accordance with OCSLA or its implementing regulations; order BOEM to review changes in available information and other onshore or offshore conditions affecting or impacted by development and production at the SYU or to require revision to or supplementation of the development and production plan by a date certain; and for an award of costs and attorneys’ fees. Plaintiffs’ second amended complaint also seeks alternative relief under the APA including declaratory relief, vacatur, and remand of BOEM’s decision to the agency for further analysis and issuance of a new decision by a date certain. Sable and the Federal defendants filed motions to dismiss Plaintiffs’ second amended complaint on July 16, 2026, and a hearing on the matter is scheduled for August 21, 2026.
The Department of the Interior is reunifying BOEM and BSEE into a single bureau, the Marine Minerals Administration, effective July 10, 2026 pursuant to Secretarial Order No. 3451. The Department has stated that all current regulatory responsibilities and protections will remain in place throughout the transition.
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
On April 15, 2025, the Regional Board issued a second Notice of Violation to the Company for an alleged failure to provide a sufficient response to the Regional Board’s request for a technical report and continued allegations of unauthorized discharges. On that same day, the Company submitted to the Regional Board further responses and additional information in response to the Regional Board’s request for a technical report, in which the Company identified additional sites that may require after-the-fact permitting. On April 17, 2025, the Regional Board issued Resolution R3-2025-0024, which referred any assessment of civil liability, injunctive and declaratory relief against the Company for its alleged violations of the California Water Code to the California Attorney General via the California Superior Court. After the issuance of Resolution R3-2025-0024, the Company continued to work with the Regional Board and CDFW to identify locations and submit additional after-the-fact permit applications. On July 24, 2025, the Regional Board issued a third Notice of Violation, requiring the Company to provide additional information in order to satisfy the request for a technical report, to which the Company timely responded on August 13, 2025 with all requested information. As a result of this process, nine additional sites were identified. As of January 29, 2026, the Regional Board has issued permits for the nine additional locations (for a total of 14 locations) identified by the Regional Board, CDFW, and the Company. CDFW issued a final Streambed Alteration Agreement for the nine locations on June 18, 2026. As such, all locations are permitted. Based on the information provided by Sable in response to the Notices of Non-Compliance associated with the Regional Board’s General Permit for Construction Stormwater Discharges, the Regional Board is not further requiring Sable to obtain coverage under that permit for the work performed.
On September 16, 2025, the Santa Barbara County District Attorney’s office filed a criminal Complaint against the Company in Santa Barbara County Superior Court, with 21 Counts being pursued (sixteen (16) misdemeanors and five (5) felonies) for alleged violation of the California Fish & Game Code and Water Code and based on the same underlying activities that were the focus of the Regional Board and CDFW actions. The Complaint references some of the 14 locations where the Company has already sought after-the-fact permitting from the Regional Board and CDFW, but also includes other locations where neither the Regional Board nor the CDFW are requiring any further action or permitting. The Company has retained counsel for defense. On October 3, 2025, the Regional Board filed a civil action in Santa Barbara County Superior Court alleging that the Company failed to secure permits at the 14 locations prior to undertaking the work, though the Complaint also notes the Company’s after-the-fact permitting efforts. The Complaint also alleges failure to comply with the request for a technical report. The Regional Board is seeking civil penalties and potentially limited injunctive relief. The Company filed its response to the Complaint on November 25, 2025. The parties attended an initial mediation session on April 8, 2026, and a second mediation session on May 13, 2026. A case management conference is scheduled for August 14, 2026.
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
On March 16, 2026, Petitioners filed an amended petition for writ of mandate and complaint for declaratory relief and damages. On April 29, 2026 Respondents filed a Motion to Dismiss Complaint in Part, which was set for hearing on July 10, 2026. On April 30, 2026, certain intervenors also filed a motion to dismiss one of the causes of action in the Petitioners’ amended petition. On July 14, 2026, the court granted the County and Intervenor’s motion to dismiss certain of Exxon’s and Sable’s causes of action with leave to amend while dismissing certain other of Exxon’s and Sable’s causes of action without leave to amend. A second amended petition and complaint was filed on August 4, 2026. Sable continues to pursue the case vigorously.
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
CalGEM
On May 9, 2025, the California Department of Conservation’s Geologic Energy Management Division (“CalGEM”) issued a letter to the Company asserting that the Company’s facility in LFC (the “Las Flores Canyon Facility”) is a “production facility” under the California Public Resources Code and therefore subject to various statutory requirements applicable to such facilities. In that letter, CalGEM demanded that the Company post a bond of approximately $31.9 million, submit certain oil spill contingency response and management plans for CalGEM’s review, and indicating that the failure to timely respond could result in civil penalties of up to $50,000 per day/per violation. On January 27, 2026, CalGEM issued a letter to the Company revising the bond amount to approximately $57.3 million based on CalGEM’s material increases to the estimates for labor, equipment, transportation, engineering, and handling costs associated with decommissioning and remediation after an additional on-site inspection by CalGEM. Sable disputes that CalGEM possesses jurisdiction to impose those requirements. On February 17, 2026, Sable filed a lawsuit against CalGEM, the State Oil and Gas Supervisor, the California Department of Conservation, and its Director, seeking a writ of mandate against these agencies and officers prohibiting them from enforcing those provisions of the California Public Resources Code applicable to oil and gas production facilities against Sable, as well as a declaratory judgment that Sable’s Las Flores Canyon Facility is not a “production facility” under California Public Resources Code section 3010. Separately, Sable and CalGEM are in disagreement over CalGEM’s authority to inspect the Las Flores Canyon Facility, with Sable repeatedly expressing a willingness to permit an inspection within the procedural mechanisms established in the Civil Discovery Act in light of the ongoing litigation. On April 15, 2026, the Attorney General’s Office filed a demurrer to Sable’s petition for writ of mandate and complaint. On April 22, 2026, CalGEM asserted that Sable’s request that CalGEM comply with the Civil Discovery Act constituted a denial of access to the facility and threatened to pursue enforcement action separate from the ongoing litigation. Thereafter, on May 15, 2026, the Attorney General's Office filed a special motion to strike (an anti-SLAPP motion) challenging Sable’s petition for writ of mandate and complaint on the basis that CalGEM’s demand to Sable to post the $57.3 million dollar bond was protected speech, and Sable could not file a lawsuit challenging CalGEM’s jurisdiction on this basis. On July 14, 2026, CalGEM filed a cross-complaint for injunctive relief and civil penalties against Sable for failure to post the $57.3 million bond and not permitting CalGEM to inspect the facility at will. On July 30, 2026, the Superior Court issued a tentative ruling overruling the demurrer in its entirety and denying the anti-SLAPP motion. In its tentative, the Court also found the anti-SLAPP motion to be frivolous, and awarded Sable its attorneys’ fees in connection with the anti-SLAPP motion. The Attorney General’s office requested a hearing on the tentative rulings, and, following oral argument on July 31, 2026, the Court upheld the tentative rulings in full from the bench. Sable’s responsive pleading to the cross-complaint is due on August 17, 2026. Sable intends to vigorously challenge the allegations in the cross-complaint.
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
The State filed its Motion to Dismiss in the SB 237 litigation discussed above on March 30, 2026. PPC filed its opposition to the State’s Motion to Dismiss on April 13, 2026. That motion is pending. PPC filed a Motion for Leave to File Second Amended Complaint on April 10, 2026, which, among other things, requested to add the Coastal Commission as a defendant in this litigation. On July 7, 2026, the court granted PPC’s motion for leave to file a Second Amended Complaint, which was filed on July 8, 2026, and the court dismissed the State’s pending Motion to Dismiss as moot. On July 29, 2026, the State filed its Motion to Dismiss the Second Amended Complaint. On July 31, 2026, OSFM filed its Motion to Dismiss the Second Amended Complaint. On August 3, 2026, the Coastal Commission filed its Motion to Dismiss the Second Amended Complaint. A hearing on the State’s motion is currently scheduled for September 8, 2026, and a hearing on the motions filed by OSFM and the Coastal Commission is currently scheduled for September 21, 2026. Sable intends to continue to vigorously prosecute the action.
On June 9, 2026, the Coastal Commission’s Executive Director issued a Notice of Intent to Commence Cease and Desist Order and Administrative Penalty Proceedings to the Company alleging that the Company is undertaking “unpermitted development in the form of reactivation of the Las Flores Pipelines, CA-324 and CA-325, after more than five years of those pipelines being idled, inactive, and out of service.” The Notice states that the Executive Director will commence proceedings for the Coastal Commission to issue a Cease and Desist Order and impose an Administrative Penalty on the Company, which “would include a direction to cease and desist from the active use of the portions of the Las Flores Pipelines, CA-324 and CA-325 … that lie within the Coastal Zone for the transport of oil until a Coastal Development Permit [] authorizing reactivation of the Pipelines is secured.” On June 29, 2026, the Company submitted its “Statement of Defense and Response to Notice of Intent to Commence Cease and Desist Order and Administrative Penalty Proceedings (No. V-9-26-0063)” to the Coastal Commission. The Statement of Defense stated that “resuming petroleum transportation through [Pipeline] Segments CA-324 and CA-325 does not constitute unpermitted development or a violation of the Coastal Act.” and detailed the Company’s position that SB-237 does not apply to Segments CA-324 and CA-325. As such, the Company requested that “the Notice be held in abeyance or withdrawn until the court in the SB 237 Litigation [described above] rules on the [then-] pending motion to add the Coastal Commission as a defendant,” at which point “the matters raised in the Notice would be before the court and appropriately resolved in that forum.” A hearing on the Commission’s Notice has not yet been scheduled, and the Company intends to continue to vigorously oppose the Notice.
Government Requests
On December 2, 2025, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York (“SDNY”) and SEC requesting documents (the “Government Requests”). The document requests relate to issues raised in an October 31, 2025 report published by Hunterbrook Media and the trading of Company securities, as well as related issues. The Company is providing documents and cooperating with the Government Requests.
State Parks Matters
On March 13, 2026, Sable and PPC filed suit against the California Department of Parks and Recreation (“State Parks”) in U.S. District Court, Central District of California, captioned Sable Offshore Corp., et al. v. Quintero, Case No. 2:26-cv-02739. Sable is seeking declaratory judgment that (i) State Parks is preempted by federal law from attempting to regulate or otherwise interfere with the operation of the SYPS, including by attaching regulatory requirements as conditions to easement rights or rights-of-way in Gaviota State Park, and (ii) the Defense Production Act Order bars any legal or equitable action by State Parks seeking to prevent Sable from complying with the terms of the DPA Order. State Parks moved to dismiss the case on May 26, 2026. Sable has filed its response in objection to State Parks' motion, which is pending decision by the Court. That motion is fully briefed, and the court vacated the June 29, 2026 hearing date.
Separately, on March 17, 2026, State Parks filed a Complaint for Injunctive Relief in Superior Court of California (Santa Barbara County) alleging that, by transporting oil through the portions of the SYPS in Gaviota State Park, Sable and PPC are trespassing on State Parks’ property. State Parks seeks an order (i) enjoining Sable and PPC from transporting oil through Gaviota State Park and (ii) directing Sable and PPC to remove that portion of SYPS Pipeline Segments 325 that runs under and through Gaviota State Park. State Parks also seeks declaratory relief as to its property rights within Gaviota State Park. On March 19, 2026, Sable filed notice of removal to federal court. The matter is now being heard in the U.S. District Court, Central District of California, caption California Department of Parks and Recreation v. Sable Offshore Corp., et al., Case No. 2:26-cv-02946. On March 27, 2026, State Parks filed a motion for Preliminary Injunction. The Court denied the motion for preliminary injunction on May 28, 2026. Sable answered this complaint on May 18, 2026. Separately, the Department of Justice on behalf of the United States of America moved to intervene as a defendant; the court granted this motion on June 3, 2026, and the United States filed its answer on June 10, 2026.

Office of State Fire Marshal Matters
On December 17, 2024, the California Office of the State Fire Marshal (“OSFM”) approved Sable’s implementation of enhanced pipeline integrity standards for Pipeline Segments 324 and 325 by granting state waivers of certain regulatory requirements (“State Waivers”) related to cathodic protection and seam weld corrosion for the Pipeline Segments 324 and 325.
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
On May 14, 2026, the Company and non-party the United States removed this matter to federal court under federal officer jurisdiction removal. The federal matter is captioned Center for Biological Diversity et a. v. California Department of Forestry and Fire Protection et al., Case No. 2:26-cv-05242-SVW-SSC (C.D. Cal. May 14, 2026). Both Petitioners and the State of California have moved to remand; that motion was heard for argument on June 8, 2026, and is pending. Separately, Sable has moved for reconsideration of the preliminary injunction. That motion is fully briefed, and the court vacated the June 29, 2026 hearing date. Sable and PPC intend to continue to defend these cases vigorously.
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
On January 22, 2026, the Company submitted an application for a longer-term Special Permit from PHMSA related to cathodic protection and seam weld corrosion along Pipeline Segments 324 and 325. By letter dated February 13, 2026 to PHMSA, the Company committed to continued compliance with the conditions of the Emergency Special Permit until PHMSA made a determination on the Company’s application for Special Permit. The Emergency Special Permit expired on February 21, 2026. On June 25, 2026, PHMSA issued a ten-year Special Permit to the Company related to cathodic protection and seam weld corrosion along Pipeline Segments 324 and 325.
On January 23, 2026, a second petition was filed in the U.S. Court of Appeals for the Ninth Circuit by the State of California, also against the U.S. Department of Transportation; Sean Duffy, in his official capacity as Secretary of the U.S. Department of Transportation; Pipeline and Hazardous Materials Safety Administration (PHMSA); and Paul Roberti, in his official capacity as Administrator of PHMSA. The second petition, filed by the State of California, Attorney General and OSFM, challenges the Emergency Special Permit, but also challenges PHMSA’s assertion of jurisdiction over the SYPS. The two petitions have been consolidated. PHMSA filed a motion to dismiss the complaints as moot on June 26, 2026, based on the expiration of the emergency special permit and the issuance of the special permit. On July 7, 2026 the Court of Appeals held a hearing on the matter. On July 13, 2026, the Court of Appeals ordered supplemental briefing regarding a recently decided Supreme Court case and procedural issues. Supplemental briefing was fully submitted on July 27, 2026. Sable intends continue to defend the cases vigorously.
On July 20, 2026, the State of California filed a third petition for review in the U.S. Court of Appeals for the Ninth Circuit, against PHMSA, Paul Roberti, in his official capacity as Administrator of PHMSA, and Sean Duffy, in his official capacity as Secretary of Transportation (collectively, “Respondents”). The petition challenges PHMSA’s June 25, 2026 order granting Sable a Special Permit, together with the accompanying Analysis and Findings, Jurisdictional Determination, and Finding of No Significant Impact. Sable’s deadline to intervene is August 19, 2026, and the deadline for Respondents to respond is November 9, 2026.
Consent Decree Matters
On March 16, 2026, OSFM and State Parks (“California Plaintiffs”) filed an ex parte Emergency Motion to Enforce Consent Decree in United States, et al. v. Plains All American Pipeline, L.P., et al., Case No. 2:20-cv-02415(C.D. Cal) in U.S. District Court seeking an order enforcing the Consent Decree and ordering Sable not to restart or continue operating Pipeline Segments 324 and 325 of the SYPS. The Department of Justice (“DOJ”), on behalf of the United States of America (the “United States”), filed its opposition to California Plaintiffs’ Ex Parte Motion on March 18, 2026. On March 23, 2026, the Court denied the California Plaintiffs’ Ex Parte Motion, finding “no evidence to support a showing of irreparable prejudice” to California Plaintiffs’ cause if required to seek relief through a regularly noticed motion. On March 30, 2026, the DOJ, on behalf of the United States, filed a Motion to Terminate or Modify the Consent Decree. On April 1, 2026, Defendants Plains All American Pipeline L.P. and Plains Pipeline L.P. filed Joinder to the United States’ Motion to Terminate or Modify the Consent Decree. On the same day, Sable and PPC, as nonparties to the cases, filed a Memorandum in Support of the United States’ motion, and on April 27, 2026, filed a combined brief in opposition to California’s Motion to Enforce and reply brief in support of the United States’ Motion to Terminate or Modify the Consent Decree. A hearing was held on California Plaintiffs’ Motion to Enforce Consent Decree and the United States’ Motion to Terminate the Consent Decree on June 8, 2026, and the Court ordered supplemental briefing, which was completed by the parties on June 25, 2026.

Note 7 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 154,531,910 and 144,961,796 shares issued and outstanding, respectively.
Equity Issuance. On February 2, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC and Jefferies LLC, as agents (the “Agents”), under which the Company may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $250.0 million of shares of its Common Stock through the Agents, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-286675), which was declared effective by the SEC on May 1, 2025 (the “ATM Program”). The Company filed a prospectus supplement with the SEC on February 2, 2026 in connection with the ATM Program. Under the terms of the Sales Agreement, the Agents may sell the Company’s Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
During the six months ended June 30, 2026, the Company issued 7,000,634 shares of its Common Stock for aggregate gross proceeds of approximately $95.0 million, respectively. Associated marketing and legal fees of approximately $2.3 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity for the six months ended June 30, 2026.
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
Recurring Fair Value Measurements
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, including the related fair value hierarchy:

	As of June 30, 2026
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Senior Secured Term Loan	$—	$968,836	$—	$968,836
Private Placement Warrants	—	—	5,541	5,541
Working Capital Warrants	—	—	4,298	4,298
Restricted Stock Unit Liability(1)	—	71	—	71
Total	$—	$968,907	$9,839	$978,746
(1) Certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.

	As of December 31, 2025
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Senior Secured Term Loan	$—	$921,584	$—	$921,584
Private Placement Warrants	—	—	22,331	22,331
Working Capital Warrants	—	—	15,407	15,407
Restricted Stock Unit Liability(1)	—	719	—	719
Total	$—	$922,303	$37,738	$960,041
(1) Certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.
The following tables present the changes in the fair value of the Level 3 Private Placement Warrants and Working Capital Warrants:

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2025	$22,331	$15,407	$37,738
Expirations	(2,468)	—	(2,468)
Change in valuation inputs or other assumptions	26,257	20,368	46,625
Fair Value as of March 31, 2026	46,120	35,775	81,895
Change in valuation inputs or other assumptions	(40,579)	(31,477)	(72,056)
Fair Value as of June 30, 2026	$5,541	$4,298	$9,839

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2024	$79,263	$47,678	$126,941
Change in valuation inputs or other assumptions	13,492	7,803	21,295
Fair Value as of March 31, 2025	92,755	55,481	148,236
Change in valuation inputs or other assumptions	(17,325)	(9,821)	(27,146)
Fair Value as of June 30, 2025	$75,430	$45,660	$121,090
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the six months ended June 30, 2026 and 2025.
Fair Value of Financial Assets and Liabilities
The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of the instruments.
Senior Secured Term Loan
As of June 30, 2026 and December 31, 2025, the estimated fair value of the Senior Secured Term Loan approximates the amount of principal and paid-in-kind interest outstanding because the interest rate is reflective of market rates and such outstanding amount may be repaid, in full or in part, at any time without penalty. The associated inputs are considered a Level 2 fair value measurement.
Warrant Liabilities
The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Optional Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025 .
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants as of June 30, 2026.

Inputs	June 30, 2026
Stock price	$3.08
Strike price	$11.50
Term (in years)	2.63
Volatility	115.0%
Risk-free rate	4.06%
Dividend yield	0.00%
The following table provides quantitative information regarding Level 3 inputs used to determine the fair values of Private Placement Warrants held by Intrepid Financial Partners as of December 31, 2025.

Inputs	December 31, 2025
Stock price	$9.02
Strike price	$11.50
Term (in years)	0.15
Volatility	180.0%
Risk-free rate	3.64%
Dividend yield	0.00%
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants, excluding Private Placement Warrants held by Intrepid Financial Partners, as of December 31, 2025.

Inputs	December 31, 2025
Stock price	$9.02
Strike price	$11.50
Term (in years)	3.12
Volatility	85.0%
Risk-free rate	3.50%
Dividend yield	0.00%
Note 9 — Supplemental Cash Flow Information
The following table provides supplemental disclosure of substantive cash flow information:

	Six Months Ended June 30,
(in thousands)	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	—	501
Change in capital expenditures included in accounts payable and accrued liabilities	20,505	43,297
Change in accrued equity issuance costs	12,716	373
Capitalization of depletion to inventory and linefill	4,516	1,809
Capitalization of other linefill related costs	12,079	—
Change in accrued debt issuance costs	1,729	—

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company, other than as previously described herein, did not identify any subsequent events that would have required adjustment or disclosure. in the financial statements.
2026 Refinancing Transactions
On July 2, 2026, Sable consummated the 2026 Refinancing Transactions. Additional details regarding the 2026 Refinancing Transactions are disclosed in Note 1—Organization, Business Operations, and Going Concern and the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2026. Additionally, a summary of the 2026 Refinancing Transactions is provided below.
Convertible Notes Offering. The Company issued $345.0 million aggregate principal amount of 6.5% Convertible Senior Notes due 2031, inclusive of the underwriters’ full exercise of a $45.0 million over-allotment option. The Convertible Notes are senior unsecured obligations, carry an initial conversion price of approximately $4.00 per share (conversion rate of 249.7502 shares per $1,000 principal), and are subject to customary make-whole, redemption (on or after July 6, 2029, contingent on a 175%-of-conversion-price stock trigger), and put rights (noteholder repurchase right on July 6, 2029). Net proceeds from the offering of the notes were approximately $332.5 million. The offering of the notes was made pursuant to the Company’s shelf registration statement on Form S-3 which became effective on May 1, 2025 (the “Form S-3”), and closed on July 2, 2026.
Common Stock Offering. The Company issued 37,337,662 shares of Common Stock (32,467,533 including the exercise in full of the underwriters’ option to purchase 4,870,129 additional shares of Common Stock), generating approximately $107.0 million of net proceeds. The offering of Common Stock closed concurrently with the offering of the Convertible Notes on July 2, 2026, pursuant to the Form S-3.
New Senior Secured Credit Facilities. The Company entered into (i) a $500.0 million senior secured reserve-based revolving credit facility (initially subject to a $0.00 borrowing base, maturing December 15, 2028), and (ii) a $675.0 million senior secured Term Loan B (fully drawn at closing, maturing December 15, 2028). The Term Loan B bears interest at 15.00% per annum, amortizes quarterly (2.5% for Q3/Q4 2026, increasing to 5.0% thereafter), and requires mandatory prepayment of 100% of excess cash flow (subject to a $25.0 million minimum liquidity requirement) and 100% of net proceeds from certain asset sales. The facility also carries a 1.25x minimum multiple-on-invested-capital requirement at repayment, maturity or acceleration, and a tiered prepayment fee (1.00%–3.00%) through the maturity date. An Exxon Mobil affiliate holds $299.17 million of the Term Loan B as an initial lender. The facilities are secured by first-priority liens on substantially all Company and material subsidiary assets and are subject to customary affirmative, negative, and financial covenants, including a 3.00x maximum leverage ratio and 1.00x minimum current ratio under the Senior Revolver (once a borrowing base is established).
Commodity Hedging Arrangements
Subsequent to the completion of the 2026 Refinancing Transactions, the Company entered into derivative hedging transactions in July 2026, structured as costless collars, to manage its exposure to fluctuations in crude oil prices. Hedged volumes are presented in thousands of barrels per day (“Mbo/d”). These derivative instruments were not designated as hedges for accounting purposes and, accordingly, will be recorded at fair value each period, with changes in fair value recognized in earnings. The material terms of these arrangements are summarized below:

Type	Term	Settlement Index	Average Volumes (Mbo/d)	Bought Put	Sold Call
Costless Collars	July 1, 2026—December 31, 2026	NYMEX Brent	28.0	$65.00	$89.39
	January 1, 2027—December 31, 2027	NYMEX Brent	25.0	$65.00	$80.00
	January 1, 2028—December 31, 2028	NYMEX Brent	21.0	$65.00	$73.17

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
Cautionary Note Regarding Forward-Looking Statements
The unaudited condensed consolidated financial statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, and those described in our other filings with the Securities and Exchange Commission (“SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Recent Events
Third Amendment to Senior Secured Term Loan Agreement
On June 22, 2026, the Company entered into a third amendment (the “Third Amendment”) to the Senior Secured Term Loan Agreement (“Senior Secured Term Loan”) with Exxon Mobil Corporation (“Exxon” or “EM”), which, among other things, extended the maturity date of the Senior Secured Term Loan to the earlier of (i) July 24, 2026 or (ii) the occurrence of an event of default. In connection with the Third Amendment, the Company paid Exxon a $30.0 million amendment fee on June 22, 2026. Exxon also agreed to suspend and waive, until the amended maturity date, the $25.0 million minimum liquidity covenant that had been introduced under the Second Amendment to the Senior Secured Term Loan Agreement. Additionally, in connection with the Third Amendment, the Company obtained a limited waiver (the “Limited Waiver”) from Exxon and Mobil Pacific Pipeline Company under the Sable-EM Purchase Agreement, which defers the Company’s obligation to provide plugging and abandonment financial security under Section 11.18(c) of the Sable-EM Purchase Agreement until the earlier of (i) December 22, 2028, (ii) the date on which the new money secured financing to be entered into prior to the maturity date of Term Loan B (as defined below) for the primary purposes of refinancing the Senior Secured Term Loan is redeemed, repaid or otherwise refinanced, or (iii) the occurrence of an event of default. The Third Amendment and Limited Waiver were entered into to provide the Company with additional time and flexibility to complete its planned refinancing while preserving liquidity.

2026 Refinancing Transactions
On July 2, 2026, the Company consummated a series of transactions to refinance the Senior Secured Term Loan and strengthen its capital structure and liquidity position (collectively, the “2026 Refinancing Transactions” or the “Refinancing”). The Refinancing consisted of the following components:
•Convertible Notes Offering. The Company issued $345.0 million aggregate principal amount of 6.5% Convertible Senior Notes due 2031 (the “Convertible Notes”) in an underwritten public offering, resulting in net proceeds of approximately $332.5 million.
•Concurrent Common Stock Offering. The Company issued 37,337,662 shares of Common Stock in an underwritten public offering, resulting in net proceeds of approximately $107.0 million (the “Common Stock Offering”).
•New Senior Secured Credit Facilities. The Company entered into (i) a new $675.0 million senior secured Term Loan B credit facility (the “Term Loan B”), which was fully drawn at closing, and (ii) a new senior secured reserve-based revolving credit facility of up to $500.0 million (the “Senior Revolver”), which was undrawn at closing. The Term Loan B and the Senior Revolver are collectively referred to as the “New Senior Secured Credit Facilities.” Both facilities mature on December 15, 2028 and are secured by first-priority liens on substantially all of the Company’s assets.
The Company used the net proceeds of the Convertible Notes and the Common Stock Offering, together with borrowings under the Term Loan B, to repay in full the Company’s Senior Secured Term Loan, and to pay related fees and expenses, with the remainder available for general corporate purposes.
Defense Production Act Order
On March 13, 2026, the President of the United States, Donald J. Trump, signed an Executive Order to, among other things, delegate certain authorities under the Defense Production Act (“DPA”) to the United States Secretary of Energy.
Subsequently on March 13, 2026, the United States Secretary of Energy, Chris Wright, issued an order (the “DPA Order”) pursuant to that delegated authority in order to address the energy scarcity and supply disruption risks that have left the region and U.S. military forces dependent on foreign oil. The DPA Order states that “[a]n affordable and reliable domestic supply of energy is a fundamental requirement for the national and economic security of any nation.” It observes that the nation’s energy “problems are most pronounced in our Nation’s West Coast, ‘where dangerous State and local policies jeopardize our Nation’s core national defense and security needs, and devastate the prosperity of not only local residents but the entire United States population.’” The DPA Order also states that the SYU is a “critical energy resource on the West Coast” but “cannot be used to address the shortages identified in EO 14156 and the resulting vulnerabilities, including adversarial dependence” because “California agencies have deployed an array of state measures [ ] to block pipeline operations.” Accordingly, the DPA Order directs Sable “to immediately prioritize and allocate pipeline transportation services for hydrocarbons from the SYU through the SYPS” and “immediately commence performance under contracts or orders for services…for hydrocarbon transportation capacity in the SYPS[.]” The DPA Order requires Sable to “comply with this order immediately and maintain such compliance until such time as the conditions necessitating the issuance of this order abate or until Sable is directed otherwise.”
On March 14, 2026, the Company resumed transportation of oil through Pipeline Segments 324 and 325 of the Santa Ynez Pipeline System, pursuant to the DPA Order (as defined above).
On March 30, 2026, the State of California filed a Complaint for Declaratory and Injunctive Relief alleging that the DPA Order violates provisions of the Administrative Procedure Act and the U.S. Constitution. The matter is captioned State of California v. Chris Wright, et al., Case No. 2:26-cv-03396, in U.S. District Court, Central District of California. The Court held a hearing on the State’s Motion for Preliminary Injunction on June 8, 2026, and ordered supplemental briefing, which was completed by the parties on June 18, 2026. On June 29, 2026, Defendants Chris Wright and the U.S. Department of Energy filed a Motion to Dismiss, in which Sable and PPC joined. On July 20, 2026, the State filed a First Amended Complaint which mooted the pending Motion to Dismiss. The parties submitted, and are currently awaiting entry of, a stipulation for briefing a renewed Motion to Dismiss addressed to the First Amended Complaint. On July 30, 2026, the Court issued a scheduling order setting a briefing schedule for a Motion to Dismiss the First Amended Complaint with a hearing scheduled on September 28, 2026.

Initiation of Oil Sales
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, resulting in total sales volumes of approximately 1,923 thousand barrels of oil equivalent (“Mboe”) for the six months ended June 30, 2026.
Consent Decree
The United States Department of Justice has moved to terminate or modify the Consent Decree in the United States District Court, Central District of California. Sable is not a party to this litigation, but is participating in briefing related to the Consent Decree termination or modification, which was heard on June 8, 2026.
Offshore Buoy Alternative
Sable is evaluating the installation of an oil sales buoy (the “Buoy”) to provide access to additional markets for federal crude oil produced from the SYU in the Pacific Outer Continental Shelf Area (the “Buoy Strategy”).
Sable has not started any preparations or installations of the Buoy. Sable estimates that the total capital required to install the Buoy would be approximately $125.0 million. See “Risk Factors—Risks Associated with Our Operations—In order to commence operations pursuant to the OS&T Strategy or the Buoy Strategy, we will require clearances and permitting, including from BOEM.”
Offshore Storage and Treating Vessel Alternative
On September 29, 2025, Sable announced that it is evaluating an offshore storage and treating vessel (“OS&T”) strategy to provide access to domestic and global markets via shuttle tankers for federal crude oil produced from the SYU in the Pacific Outer Continental Shelf Area (the “OS&T Strategy”). Continued delays related to the Santa Ynez Pipeline System prompted Sable to evaluate the OS&T Strategy and on October 9, 2025, Sable submitted a Development and Production Plan update for the SYU to the Bureau of Ocean Energy Management (“BOEM”). Prior to implementation of the OS&T Strategy, regulatory authorizations would be required, including clearance from BOEM. Following the resumption of oil transportation through Pipeline Segments 324 and 325 of the SYPS, the OS&T Strategy is no longer the Company’s primary development pathway. Under the DPA Order (as defined above), the Company has been directed to immediately prioritize and allocate pipeline transportation services for oil transportation from the SYU through the SYPS. Nonetheless, the Company continues to evaluate the OS&T Strategy as a longer-term option to diversify sales channels, expand access to domestic and international purchasers, and provide additional flexibility in navigating potential regulatory developments.
Preparations for the OS&T Strategy, if implemented, would include the acquisition of a suitable OS&T vessel, certain refitting and upgrades to the vessel and the SYU equipment, transportation of the vessel to SYU, and related installation. Sable estimates that the total capital required to execute the OS&T Strategy would be approximately $475.0 million. See “Risk Factors—Risks Associated with Our Operations—In order to commence operations pursuant to the OS&T Strategy or the Buoy Strategy, we will require clearances and permitting, including from BOEM.”
At–the–Market Common Stock Offering
On February 2, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC and Jefferies LLC, as agents (the “Agents”), under which the Company may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $250.0 million of shares of its Common Stock through the Agents, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-286675), which was declared effective by the SEC on May 1, 2025 (the “ATM Program”). The Company filed a prospectus supplement with the SEC on February 2, 2026 in connection with the ATM Program. Under the terms of the Sales Agreement, the Agents may sell the Company’s Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
During the three and six months ended June 30, 2026, the Company issued 1,640,844 and 7,000,634 shares of its Common Stock, respectively, in connection with the ATM Program, for aggregate gross proceeds of approximately $22.6 million and $95.0 million, respectively. Associated marketing and legal fees of approximately $0.6 million and $2.3 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity for the three and six months ended June 30, 2026, respectively.

Recent Trends and Outlook
Trends
Commodity prices have been highly volatile during the six months ended June 30, 2026, driven primarily by geopolitical developments in the Middle East. Benchmark crude oil prices began 2026 near multi-year lows, with Brent trading in the low-$60s per barrel amid a well-supplied global market and moderate demand growth. Prices rose sharply following the outbreak of armed conflict between the United States and Iran in late February 2026 and the related disruption to shipping through the Strait of Hormuz, with Brent crude briefly exceeding $118 per barrel — its highest level since the onset of the COVID-19 pandemic — before briefly moderating as the conflict de-escalated and a temporary ceasefire took hold. As of the date of this filing, Brent and WTI crude oil prices have remained elevated and volatile relative to pre-conflict levels, and renewed armed conflict and increased risk to Strait of Hormuz shipping lanes in July 2026 illustrate the continued sensitivity of global crude prices to developments in the region.
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
Outlook
Following the resumption of oil production at the Santa Ynez Unit in 2025 and the resumption of oil sales in March 2026, along with the completion of the 2026 Refinancing Transactions in July 2026, the Company’s near-term strategy is focused on ramping production across its offshore platforms while managing its capital structure, liquidity, and debt service obligations. In July 2026, an average of approximately 47 wells at Platforms Harmony and Heritage were online, producing an average of approximately 720 gross barrels of oil per day per well. Sable expects to bring all 77 production wells on these platforms online during the third quarter of 2026. The Company expects Platform Hondo to commence production in September 2026.
In July 2026, the Company entered into a series of costless collar arrangements covering approximately 28.0 mbo/d for the period from July 1, 2026 through December 31, 2026 (with a $65.00 put and $89.39 call), approximately 25.0 mbo/d for the period from January 1, 2027 through December 31, 2027 (with a $65.00 put and $80.00 call), and approximately 21.0 mbo/d for the period from January 1, 2028 through December 31, 2028 (with a $65.00 put and $73.17 call), in order to manage its exposure to fluctuations in crude oil prices.
Sable is coordinating with the federal government in various legal matters to defend its vested rights to operate its assets and ensure compliance with certain federal mandates, including the Defense Production Act. Sable is also actively pursuing damages and taking proactive legal action to curb state and county regulatory overreach. The following discussion should be read in conjunction with the risk factors and other disclosures included elsewhere in this report.
Components of Results of Operations
Revenue
On March 29, 2026, the Company initiated oil sales after filling the SYPS with oil produced from Platform Harmony. In April 2026, the Company resumed oil production from Platform Heritage with such produced oil contributing to sales thereafter. The Company expects to resume oil production from Platform Hondo during the third quarter of 2026. The Company’s revenue stems from the sale of the oil produced from the SYU, processed by LFC, and transported via the interstate SYPS to its ultimate sales point at Pentland Station.
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
•Depletion, depreciation, amortization, and accretion. Depletion, depreciation and amortization are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Also included in the financial statements is the accretion associated with the Company’s estimated asset retirement obligations (“ARO”). The ARO liabilities are initially recorded at their fair value and then are accreted using the Company’s applicable discount rate over the period for the change in their present value until the estimated retirement of the asset.
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
Results of Operations
The following review of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and notes thereto included in this Quarterly Report on Form 10-Q.
Revenue
The following table presents our oil and NGL revenues and sales volumes for the three and six months ended June 30, 2026 and 2025. The Company had no natural gas revenue or sales volumes for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues (In millions):	2026	2025	Change	2026	2025	Change
Oil sales	$136.6	$—	$136.6	$137.9	$—	$137.9
Natural gas liquid sales	0.1	—	0.1	0.1	—	0.1
Total oil and natural gas liquid revenues	$136.7	—	136.7	138.0	—	138.0

Sales Volumes:
Oil (MBbls)	1,905	—	1,905	1,918	—	1,918
Natural gas liquids (MBbls)	5	—	5	5	—	5
Total sales volumes (MBOE)	1,910	—	1,910	1,923	—	1,923
The Company initiated oil sales in March 2026, following the completion of filling the SYPS on March 29, 2026. Accordingly, no sales volumes or revenues were recognized for the three and six months ended June 30, 2025.

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025
The following table presents selected unaudited condensed consolidated financial results of operations for the six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	$		%
Revenue
Oil and natural gas liquids sales	$136,709	$—	$136,709	$—	100%
Other	416	—	416		100%
Total revenue	137,125	—	137,125		100%
Operating Expenses
Operations and maintenance expenses	113,474	50,398	63,076		125%
Depletion, depreciation, amortization and accretion	32,024	3,172	28,852		910%
General and administrative expenses	58,521	75,318	(16,797)		(22)%
Total operating expenses	204,019	128,888	75,131		58%
Loss from operations	(66,894)	(128,888)	61,994		(48)%
Other (income) expenses:
Change in fair value of warrant liabilities	(72,056)	(27,146)	(44,910)		nm
Other income, net	(665)	(2,508)	1,843		nm
Interest expense	43,066	21,009	22,057		105%
Total other income, net	(29,655)	(8,645)	(21,010)		nm
Loss before income taxes	(37,239)	(120,243)	83,004		(69)%
Income tax expense	26,977	7,823	19,154		nm
Net loss	$(64,216)	$(128,066)	$63,850		(50)%
nm: not meaningful
Revenue. The Company recognized $136.7 million in oil and natural gas liquids sales and $0.4 million in other revenue for the three months ended June 30, 2026, compared to no revenue recognized for the three months ended June 30, 2025, as oil sales did not commence until March 2026.
Operating and maintenance expenses. Operating and maintenance expenses were $113.5 million for the three months ended June 30, 2026, an increase of $63.1 million, or 125%, compared to $50.4 million for the three months ended June 30, 2025. The increase was primarily attributable to restart-related activities. Platform Harmony commenced initial production in May 2025, such that the three months ended June 30, 2025 reflected only approximately one month of associated operating costs, whereas the three months ended June 30, 2026 reflected a full quarter of Platform Harmony operating costs. In addition, Platform Heritage commenced initial production in April 2026 and contributed a full quarter of operating costs during the three months ended June 30, 2026, with no comparable costs recognized in the prior-year period. The increase was also attributable to $18.5 million of start-up related demurrage charges and $12.0 million of operator rights expenditures which were recognized for the three months ended June 30, 2026. Additionally, during the three months ended June 30, 2026, non-reoccurring expenses were incurred associated with platform commissioning activities, which the Company does not expect to recur in future periods. Operating and maintenance expenses are expected to remain elevated as compared to prior periods until all production wells are online.
Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $32.0 million for the three months ended June 30, 2026, an increase of $28.9 million, or 910%, compared to $3.2 million for the three months ended June 30, 2025. The increase was primarily attributable to the initial depletion expense recognized following the Company’s commencement of oil sales in March 2026. For the three months ended June 30, 2025, depletion, depreciation, amortization and accretion primarily consisted of accretion expense related to asset retirement obligations, as depletion expense had not yet commenced. During the three months ended June 30, 2026, the Company recognized $29.6 million of depletion, depreciation and amortization associated with the SYU assets, $1.4 million of which was capitalized to Inventory on the unaudited condensed consolidated balance sheet, as the associated production was used to increase the volumes held in storage tanks at LFC as of June 30, 2026. Depletion, depreciation, amortization and accretion expense is expected to increase in future periods as production volumes and sales activity increase.

General and administrative expenses. G&A expenses were $58.5 million for the three months ended June 30, 2026, a decrease of $16.8 million, or 22%, compared to $75.3 million for the three months ended June 30, 2025. The decrease was primarily attributable to $25.9 million of lower compensation expense. Upon the Company's achievement of first production in May 2025, the Company made certain related restart incentive compensation payments and initiated accruing annual incentive compensation based on management’s expectations, both of which were recognized during the three months ended June 30, 2025. This decrease was partially offset by $6.2 million of higher stock-based compensation for the three months ended June 30, 2025.
Total other income, net. Total other income, net was $29.7 million for the three months ended June 30, 2026, compared to total other income, net of $8.6 million for the three months ended June 30, 2025, an increase of $21.0 million. The increase was primarily attributable to a $44.9 million change in the fair value of warrants, driven by a shorter remaining term, a decrease in the market price of the Company’s common stock, and changes in market volatility. This increase was partially offset by $1.8 million decrease in other income, reflecting lower interest income due to a reduced average cash balance during the period, and a $22.1 million increase in interest expense, primarily attributable to the amortization of additional debt issuance costs recognized in connection with the Third Amendment.
Income tax expense. Income tax expense for the three months ended June 30, 2026 was $27.0 million, compared to an income tax expense of $7.8 million for the three months ended June 30, 2025. The Company’s effective tax rate was negative 72.4 percent for the three months ended June 30, 2026. The effective tax rate for the three months ended June 30, 2026 reflects the cumulative effect of a change in the estimated annual effective tax rate, which the Company had estimated to be zero as of March 31, 2026. In accordance with ASC 740-270-35-2, the effect of a change in the estimated annual effective tax rate is recognized in the interim period in which the change occurs, resulting in a disproportionate rate for the current quarter relative to the year-to-date rate. The Company recognized a discrete tax expense of $2.2 million for the three months ended June 30, 2026, resulting from a tax shortfall on stock-based compensation vesting for which the related deduction did not fully offset the associated book expense. The effective tax rate also differed from the U.S. federal statutory tax rate of 21% primarily due to changes in valuation allowance on the deferred tax assets and disallowed expenses.
The Company’s effective tax rate was negative 6.5% for the three months ended June 30, 2025. Based on its ongoing assessment of the realizability of deferred tax assets, the Company concluded that it was more likely than not that a portion of such assets would not be realized. Accordingly, the Company recorded an additional valuation allowance in the prior-year period. This determination was primarily driven by limitations on the utilization of net operating losses, including the limitation to 80% of taxable income. As a result, the increase in the valuation allowance resulted in income tax expense in the prior-year period.

Six Months Ended June 30, 2026 vs. the Six Months Ended June 30, 2025.
The following table presents selected unaudited condensed consolidated financial results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2026	2025	$		%
Revenue
Oil and natural gas liquids sales	$137,980	$—	$137,980	$—	100%
Other	416	—	416		100%
Total revenue	138,396	—	138,396		100%
Operating Expenses
Operations and maintenance expenses	181,507	84,841	96,666		114%
Depletion, depreciation, amortization and accretion	35,966	6,193	29,773		481%
General and administrative expenses	106,571	97,650	8,921		9%
Total operating expenses	324,044	188,684	135,360		72%
Loss from operations	(185,648)	(188,684)	3,036		(2)%
Other (income) expenses:
Change in fair value of warrant liabilities	(27,899)	(5,851)	(22,048)		377%
Other income, net	(1,218)	(5,948)	4,730		(80)%
Interest expense	77,734	42,019	35,715		85%
Total other expense, net	48,617	30,220	18,397		61%
Loss before income taxes	(234,265)	(218,904)	(15,361)		7%
Income tax expense	26,977	18,706	8,271		44%
Net loss	$(261,242)	$(237,610)	$(23,632)		10%
nm: not meaningful
Revenue. The Company recognized $138.0 million in oil and natural gas liquids sales and $0.4 million in other revenue for the six months ended June 30, 2026, compared to no revenue recognized for the six months ended June 30, 2025, as oil sales did not commence until March 2026.
Operating and maintenance expenses. Operating and maintenance expenses were $181.5 million for the six months ended June 30, 2026, representing an increase of $96.7 million, or 114%, compared to $84.8 million for the six months ended June 30, 2025. The increase was primarily attributable to resumption-related activities, including one-time platform commissioning expenses. Platform Harmony commenced initial production in May 2025, such that the six months ended June 30, 2025 reflected only approximately one month of associated operating costs, whereas the six months ended June 30, 2026 reflected a full six months of Platform Harmony operating costs. In addition, Platform Heritage recommenced production in April 2026 and contributed a full quarter of operating costs during the six months ended June 30, 2026, with no comparable costs recognized for the six months ended June 30, 2025. The increase was also attributable $18.5 million of start-up related demurrage charges and $24.0 million of operator rights expenditures which were recognized for the six months ended June 30, 2026. Additionally, during the six months ended June 30, 2026, non-reoccurring expenses were incurred associated with platform commissioning activities, which the Company does not expect to recur in future periods. Operating and maintenance expenses are expected to remain elevated as compared to prior periods until all production wells are online.
Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $36.0 million for the six months ended June 30, 2026, representing an increase of $29.8 million, or 481%, compared to $6.2 million for the six months ended June 30, 2025. The increase was primarily attributable to the initial depletion expense recognized following the Company’s commencement of oil sales in March 2026. For the six months ended June 30, 2025, depletion, depreciation, amortization and accretion primarily consisted of accretion expense related to asset retirement obligations, as depletion expense had not yet commenced. During the six months ended June 30, 2026, the Company recognized $33.5 million of depletion, depreciation and amortization associated with the SYU assets, $5.2 million of which was capitalized to Inventory and linefill within Oil and gas properties on the unaudited condensed consolidated balance sheet, as the associated production was used to increase the volumes held within the SYPS and the storage tanks at LFC as of June 30, 2026 (refer to Note 2 — Significant Accounting Policies for additional details regarding linefill). Depletion, depreciation, amortization and accretion expense is expected to increase in future periods as production volumes and sales activity increase.
General and administrative expenses. G&A expenses were $106.6 million for the six months ended June 30, 2026, an increase of $8.9 million, or 9% compared to $97.7 million for the six months ended June 30, 2025. The increase in G&A expenses was primarily attributable to a $15.1 million increase in share-based compensation expense and a $14.5 million increase in legal expenses related to ongoing legal and regulatory matters. The increase was partially offset by a $21.8 million decrease in other compensation costs. Upon the Company's achievement of first production in May 2025, the Company made certain related restart incentive compensation payments and initiated accruing annual incentive compensation based on management’s expectations, both of which were recognized during the six months ended June 30, 2025.
Total other expense, net. Total other expense, net was $48.6 million for the six months ended June 30, 2026, an increase of $18.4 million compared to total other expense, net of $30.2 million for the six months ended June 30, 2025. The increase in total other expense, net was primarily attributable to a $35.7 million increase in interest expense, due to the increase in the Company’s Senior Secured Term Loan interest rate from 10% to 15% in accordance with the terms of the Second Amendment, as well as due to the amortization of additional debt issuance costs recognized in connection with the Third Amendment. This increase was partially offset by $4.7 million increase in other income, net, and a $22.0 million favorable change in the fair value of the warrant liabilities, driven by a shorter remaining term, a decrease in the market price of the Company’s common stock, and changes in market volatility.
Income tax expense. Income tax expense for the six months ended June 30, 2026 was $27.0 million, representing an increase of $8.3 million compared to $18.7 million for the six months ended June 30, 2025. The Company’s effective tax rate was negative 11.5% for the six months ended June 30, 2026. The effective tax rate differed from the U.S. federal statutory tax rate of 21% primarily due to changes in valuation allowance on the deferred tax assets and disallowed expenses. The Company recognized a discrete tax expense of $2.2 million for the six months ended June 30, 2026, resulting from a tax shortfall on stock-based compensation vesting for which the related deduction did not fully offset the associated book expense.
The Company’s effective tax rate was negative 8.5% for the six months ended June 30, 2025. Based on its ongoing assessment of the realizability of deferred tax assets, the Company concluded that it was more likely than not that a portion of such assets would not be realized. Accordingly, the Company recorded an additional valuation allowance in the prior-year period. This determination was primarily driven by limitations on the utilization of net operating losses, including the limitation to 80% of taxable income. As a result, the increase in the valuation allowance resulted in income tax expense in the prior-year period.
Capital Resources and Liquidity
Overview. Prior to commencing sales of production volumes through the SYPS, the Company incurred significant capital expenditures in excess of operating cash flows to achieve first sales. Additional capital will be required to resume oil production from the remaining wells at SYU, as well as to activate certain LFC facilities that are not yet fully operational. Historically, the SYU’s primary source of liquidity has been operational cash flows, supplemented by the Company’s access to the debt and equity capital markets. As discussed above, on July 2, 2026, the Company consummated the 2026 Refinancing Transactions, which extended the maturity of the Company’s senior secured indebtedness and enhanced the Company’s liquidity position.
Based on the Company’s current financial plan, management expects operating cash flows, together with the remaining proceeds of the 2026 Refinancing Transactions, to be sufficient to fund operating expenses and service indebtedness; however, this expectation is subject to commodity price volatility, regulatory developments, and other factors that could impact future liquidity.
Planned Capital Expenditures. Capital expenditures across the Company’s SYU Assets are expected to total approximately $85.9 million for the remainder of 2026, or approximately $148.5 million for the full year 2026 (excluding non-cash linefill capital expenditures), as the Company continues to focus on facility upgrades, maintenance capital, and low-cost production optimization initiatives. The Company expects to fund these capital expenditures primarily through operating cash flows and the remaining net proceeds of the 2026 Refinancing Transactions. As previously discussed, the OS&T Strategy and the Buoy Strategy are not expected to be pursued in the near term and, accordingly, no material capital expenditures related to such strategies are planned for 2026.
Capital Raising Activities. Prior to commencing sales of production volumes through the SYPS, the Company’s capital requirements were primarily funded through proceeds from equity issuances of Common Stock and warrant exercises.

During the first quarter of 2026, the Company entered into the ATM Program to support its capital requirements and enhance liquidity, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate gross sales price of up to $250.0 million, with approximately $155.0 million remaining at June 30, 2026.
Subsequent to quarter-end, on July 2, 2026, the Company completed the 2026 Refinancing Transactions. The Company used the net proceeds of the 2026 Refinancing Transactions to repay in full on July 2, 2026 the Senior Secured Term Loan and to pay related fees and expenses.
Going Concern and Liquidity
As of June 30, 2026, the Company reported unrestricted cash of $21.6 million, current debt of $236.7 million, and an accumulated deficit of $1.4 billion.
In connection with the preparation of its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026, management evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, and concluded that substantial doubt existed regarding the Company’s ability to continue as a going concern within one year of the date such financial statements were issued, due to the Company’s then current debt maturity profile and related liquidity considerations.
On July 2, 2026, the Company completed the 2026 Refinancing Transactions, which extended the maturity of the Company’s debt obligations and improved its liquidity position. As a result, management re-evaluated the Company’s ability to continue as a going concern and concluded that the conditions and events that previously raised substantial doubt had been alleviated. Accordingly, substantial doubt regarding the Company’s ability to continue as a going concern no longer exists as of the issuance date of the unaudited condensed consolidated financial statements contained in this Quarterly Report, which have been prepared on a basis that assumes the Company will continue as a going concern.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities:

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Cash flows (used in) provided by:
Operating activities	$(72,807)	$(142,948)	$70,141	49%
Investing activities	(52,559)	(192,982)	140,423	73%
Financing activities	49,281	282,933	(233,652)	83%
Net change in cash and cash equivalents	$(76,085)	$(52,997)
Cash Flows from Operating Activities. Since the Company initiated oil sales in March 2026, revenues were recognized for only a portion of the six months ended June 30, 2026, and no operating revenues were recognized for the six months ended June 30, 2025. Net cash used in operating activities was $72.8 million for the six months ended June 30, 2026, a decrease of $70.1 million, or 49%, compared to net cash used in operating activities of $142.9 million for the six months ended June 30, 2025. The primary use of cash during the six months ended June 30, 2026 related to commissioning Platforms Harmony and Heritage and the resulting operations occurring thereafter, while the primary use of cash during the six months ended June 30, 2025 was attributable to maintenance and operational readiness activities.
For the six months ended June 30, 2026, the Company incurred a net loss of $261.2 million, which included non-cash charges of $69.1 million of interest expense, $36.0 million of depletion, depreciation, amortization and accretion, $30.4 million of share-based compensation, $27.0 million of income tax expense, and $8.6 million of amortization of debt issuance costs, partially offset by $27.9 million related to the decrease in the fair value of warrants. Changes in accounts payable of $98.3 million and changes in accounts receivable of $50.1 million were primarily attributable an increase in accruals following the commencement of production from Platforms Harmony and Heritage in May of 2025 and April of 2026, respectively.
For the six months ended June 30, 2025 the Company incurred a net loss of $237.6 million, which included non-cash charges of $41.7 million of interest expense, $18.7 million of income tax expense, $16.5 million of share-based compensation, $6.2 million of depletion, depreciation, amortization and accretion, and $5.9 million related to the decrease in the fair value of warrants. Changes in accounts payable of $22.4 million were primarily attributable to the increase an increase in vendor payables associated with the restart efforts.

Cash Flows from Investing Activities. Net cash used in investing activities was $52.6 million for the six months ended June 30, 2026, a decrease of $140.4 million, or 73%, compared to $193.0 million for the six months ended June 30, 2025. Cash used in investing activities in both periods primarily consisted of capital expenditures associated with restart efforts.
Cash Flows from Financing Activities. Net cash provided by financing activities was $49.3 million for the six months ended June 30, 2026, primarily consisting of $95.0 million of gross proceeds from the ATM Program, net of $15.0 million of related offering costs and offering costs associated with 2025 equity offering paid during 2026 and $30.7 million of cash paid for debt issuance costs related to the Third Amendment. Net cash provided by financing activities for the six months ended June 30, 2025, consisting of $295.0 million of gross proceeds from a 2025 equity offering, net of $12.1 million of related offering costs.
Contractual Obligations
Pursuant to the Senior Secured Term Loan, which financed most of the Purchase Price (as defined in the Senior Secured Term Loan), Sable incurred interest for the period prior to the effectiveness of the Second Debt Amendment of ten percent (10%) per annum, and fifteen percent (15%) per annum subsequent to the Second Debt Amendment, compounded annually (refer to Note 4 — Debt for additional details regarding the Second Debt Amendment). Interest on the Senior Secured Term Loan is payable in arrears on January 1st of each year but, at Sable’s election, accrued but unpaid interest may be deemed paid on each interest payment date by adding the amount of interest owed to the outstanding principal (paid-in-kind) amount. Upon the execution of the Third Amendment, the maturity date of the Senior Secured Term Loan was extended to July 26, 2026. However, on July 2, 2026, the Company successfully completed the 2026 Refinancing Transactions to refinance the Senior Secured Term Loan. Refer to the Recent and Significant Events section and Note 10—Subsequent Events to the condensed consolidated financial statements for additional details regarding the Refinancing Transaction.
Additional obligations include the performance of ARO as referenced under “Critical Accounting Policies and Estimates—Asset Retirement Obligations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Off Balance Sheet Arrangements
As of June 30, 2026, the Company had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates applied in the preparation of the Sable’s interim unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 except as follows.
Revenue Recognition
The Company currently sells crude oil under a short-term agreement at prevailing market prices, with certain adjustments for product quality and geographic location. The Company recognizes revenue when control transfers to the purchaser at the delivery point and the customer has assumed the risk and rewards of ownership.
Oil and Gas Properties
Linefill. The SYPS is an interstate pipeline that includes (among other pipeline segments and components) (i) Pipeline Segment 324, which extends from LFC to the Gaviota Pump Station in Santa Barbara County, California, and (ii) Pipeline Segment 325, which extends from the Gaviota Pump Station in Santa Barbara County, California, to Pentland Station in Kern County, California with an intermediate station at Sisquoc in San Luis Obispo, California. The Company classifies the quantity of oil used to fill Pipeline Segments 324 and 325 as linefill such that when an incremental barrel of oil is pumped into Pipeline Segments 324 and 325 it forces oil out at the Pentland Station sales point location. Pipeline Segments 324 and 325 have a capacity of approximately 540 MBbls. This linefill is accounted for at historical cost and recognized as a long term asset within Oil and gas properties on the unaudited condensed consolidated balance sheet as of June 30, 2026. The Company capitalized costs incurred that were directly attributable to filling Pipeline Segments 324 and 325, including associated depletion, depreciation, and amortization. Linefill will not be depreciated, but is subject to impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value.
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
Debt Refinance and Liquidity Risk
The Company’s Senior Secured Term Loan was scheduled to mature on July 26, 2026. On July 2, 2026, the Company completed the 2026 Refinancing Transactions, repaid the Senior Secured Term Loan in full, entered into the New Senior Secured Credit Facilities and issued the Convertible Notes. Refer to “Recent and Significant Events” above and Note 10—Subsequent Events to the condensed consolidated financial statements for additional details regarding the 2026 Refinancing Transactions.
Commodity Price Risk
The Company’s financial performance is sensitive to fluctuations in crude oil prices. Changes in oil prices could materially affect the Company’s revenues, operating cash flows, capital investment decisions, and ability to service its indebtedness. Crude oil prices are subject to significant volatility driven by global supply and demand dynamics, geopolitical events, regulatory actions, and regional market dynamics, including those specific to California. While the Company has engaged in risk management activities following the 2026 Refinancing Transactions, it did not have commodity price hedging arrangements in place as of June 30, 2026. Accordingly, a sustained decline in oil prices could adversely affect the economics of the Company's production and its financial condition. Refer to Note 10—Subsequent Events to the condensed consolidated financial statements for additional details regarding commodity hedging activity executed in July 2026.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2026. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Item 1A.     Risk Factors.
The following discussion supplements the risk factors affecting the Company as set forth in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and any subsequently filed Quarterly Reports on Form 10-Q, as well as the factors identified under “Cautionary Note Regarding Forward-Looking Statements” at the beginning of Part I, Item 2 of this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The requirements to transport petroleum through Pipeline Segments 324 and 325 include those set forth in a Consent Decree with federal and state agencies, and we believe the Company has substantially complied with such requirements. While we also believe that the prerequisites for terminating the Consent Decree have been satisfied, there is no assurance that the Consent Decree will be terminated or, in the alternative, modified.
In May 2015, Pipeline Segment 324 (then known as “Line 901”) experienced a leak while operated by Plains All American Pipeline, L.P. (the “Line 901 Incident”). Production from the SYU Assets was suspended as a result of the Line 901 Incident and consequent suspension of service. In May 2025 we restarted production from the SYU Assets and resumed petroleum transportation through the SYPS. In March 2026, in compliance with the DPA Order, we resumed petroleum transportation through Pipeline Segments 324 and 325 and subsequently resumed oil sales from the SYU Assets. We are required to satisfy certain requirements related to Pipeline Segments 324 and 325 in connection with recommencing oil sales. Such requirements include conditions set forth in a U.S. federal district court Consent Decree executed by Plains and relevant U.S. and State of California government agencies. Sable believes all such requirements have been satisfied. On January 14, 2026, both Plains and the Company submitted letters to the United States Department of Justice Environment and Natural Resources Division and the California Office of the Attorney General Natural Resources Law Section regarding the termination of the Consent Decree because the prerequisites for termination have been satisfied.
On March 16, 2026, OSFM and State Parks (“California Plaintiffs”) filed an ex parte Emergency Motion to Enforce Consent Decree in United States, et al. v. Plains All American Pipeline, L.P., et al., Case No. 2:20-cv-02415 (C.D. Cal) in U.S. District Court seeking an order enforcing the Consent Decree and ordering Sable not to restart or continue operating Pipeline Segments 324 and 325 of the SYPS. The Department of Justice (“DOJ”), on behalf of the United States of America (the “United States”), filed its opposition to California Plaintiffs’ Ex Parte Motion on March 18, 2026. On March 23, 2026, the Court denied the California Plaintiffs’ Ex Parte Motion, finding “no evidence to support a showing of irreparable prejudice” to California Plaintiffs’ cause if required to seek relief through a regularly noticed motion. On March 30, 2026, the DOJ, on behalf of the United States, filed a Motion to Terminate or Modify the Consent Decree. Sable and PPC, as nonparties to the cases, filed a Memorandum in Support of the United States’ motion on April 1, 2026, and filed a combined brief in opposition to California’s Motion to Enforce and reply brief in support of the United States’ Motion to Terminate or Modify the Consent Decree on April 27, 2026. A hearing was held on California Plaintiffs’ Motion to Enforce Consent Decree and the United States’ Motion to Terminate or Modify the Consent Decree on June 8, 2026, and the Court ordered supplemental briefing, which was completed by the parties June 25, 2026.
There is no guarantee that the Court will grant the DOJ’s Motion to Terminate or Modify the Consent Decree. If the Consent Decree is not modified or otherwise terminated, State of California government agencies which are parties to the Consent Decree have alleged that the Company has not satisfied its requirements, which may delay or interrupt our operations and limit our growth and revenue, which could have a material adverse effect on our business and financial condition or may impact our ability to service and repay or refinance the New Senior Secured Credit Facilities or the Convertible Notes.

The DPA Order is subject to legal challenges and any adverse ruling could require us to cease or curtail petroleum transportation through the SYPS, which could have a material adverse effect on our results of operations, financial condition, and ability to service the notes.
Our ability to transport petroleum through Pipeline Segments 324 and 325, and accordingly our ability to generate revenue from oil sales, is currently based on the requirements set forth in the DPA Order.
On March 30, 2026, the State of California filed a Complaint for Declaratory and Injunctive Relief in the U.S. District Court for the Central District of California (State of California v. Chris Wright, et al., Case No. 2:26-cv-03396), alleging that the DPA Order violates provisions of the Administrative Procedure Act and the U.S. Constitution. The Court held a hearing on the State’s Motion for Preliminary Injunction on June 8, 2026, and ordered supplemental briefing. On July 20, 2026, the State filed a First Amended Complaint. The outcome and timeline of this litigation, including with respect to the supplemental briefing ordered by the Court, remain uncertain.
If the State of California’s challenge, or any future legal challenge, to the DPA Order is successful, including through the granting of a preliminary injunction or other injunctive relief, the requirement that we transport petroleum through Pipeline Segments 324 and 325 could be vacated, enjoined, or otherwise rendered ineffective, and we could be required to cease or curtail petroleum transportation through the SYPS. Any such cessation or curtailment would materially reduce or terminate our ability to sell oil produced from the SYU Assets, which could have a material adverse effect on our business, results of operations, financial condition, and our ability to service and repay or refinance the New Senior Secured Credit Facilities or the notes.
In addition, even if the current challenge is resolved favorably, we cannot assure you that additional legal challenges to the DPA Order will not be brought by other parties in the future. The State of California or its agencies may also pursue additional regulatory, legislative, or enforcement actions directed at impeding pipeline operations on the SYPS, including through further enforcement proceedings by the Coastal Commission, the enactment of additional legislation similar to SB 237, or other state or local measures. Any such actions, or the threat thereof, could create additional uncertainty around our operations, increase our legal and compliance costs, and further impair our ability to transport petroleum through the SYPS, any of which could have a material adverse effect on our business, financial condition, results of operations, and our ability to service the notes.
The timing of returning wells to production is subject to risks that may cause delays and initial production rates are expected to decline.
We returned a number of wells to production on Platform Harmony beginning in May 2025 and Platform Heritage beginning in April 2026, and we expect to return a number of additional wells to production on Platforms Harmony, Heritage and Hondo. Operations on offshore platforms are subject to numerous risks and potential delays.
In addition, oil and natural gas wells typically exhibit a decline in production over time. Accordingly, initial production rates as our wells are brought back into production are expected to be higher than the rate of sustained production at such wells. There is substantial uncertainty regarding the amount and timing of production decline from recently reopened wells.
Our assumptions and estimates regarding the total costs associated with the OS&T Strategy may be inaccurate.
If pursued, we currently estimate remaining start-up expenses associated with the OS&T Strategy of approximately $475.0 million to recommence offshore oil sales, excluding corporate working capital. The expenditures will primarily be directed towards the procurement of a suitable vessel and necessary upgrade and installation costs with respect to such vessel and our platforms, and obtaining necessary regulatory approvals. This estimate of costs to recommence offshore oil sales considers currently available facts and presently enacted laws and regulations, but it is subject to uncertainties associated with the assumptions that we have made. For example, because the markets for OS&T vessels and vessel refurbishment and upgrading are competitive, and our estimates for the cost of procurement and planned upgrades are based on our understanding of the relevant markets and current supply of suitable vessels and contracts, the actual cost of such a vessel and the related upgrades may exceed our expectations. In addition, the costs of equipment, repairs and maintenance, the costs of operating personnel, the costs to obtain governmental approvals, and legal, consulting and other professional expenses could turn out to be higher than we have estimated. In addition, if we pursue the OS&T Strategy, we will need to procure additional financing, which may not be available on acceptable terms or at all. We also may experience increases in costs and delays. In addition, the New Senior Secured Credit Facilities limit our capital expenditures, our general and administrative costs and our ability to incur additional debt, and accordingly we may require consent of the lenders in order to complete the capital expenditures and general and administrative costs necessary to implement the OS&T strategy and/or incur additional indebtedness to fund such expenditures.

Our assumptions and estimates regarding the total costs associated with the Buoy Strategy may be inaccurate.
If we pursue the Buoy Strategy, we currently estimate remaining start-up expenses of approximately $125.0 million to recommence offshore oil sales via the Buoy Strategy, excluding corporate working capital. The expenditures will primarily be directed towards preparing for the implementation of the Buoy Strategy, including installation costs with respect to such buoy and laying flowlines from our platforms, obtaining necessary regulatory approvals and recommencing offshore oil sales. This estimate of costs to commence offshore oil sales via the Buoy Strategy considers currently available facts and presently enacted laws and regulations, but it is subject to uncertainties associated with the assumptions that we have made. For example, because our estimates for the cost of installation are based on our understanding of the relevant markets and current supply of materials and contracts, the actual cost of a buoy and the installation thereof may exceed our expectations. In addition, the costs of equipment, repairs and maintenance, the costs of operating personnel, the costs to obtain governmental approvals, and legal, consulting and other professional expenses could turn out to be higher than we have estimated. In addition, if we pursue the Buoy Strategy, we will need to procure additional financing, which may not be available on acceptable terms or at all. We also may experience increases in costs and delays.
We are subject to complex federal, state, local and other laws, regulations and permits that could adversely affect the cost, manner, ability or feasibility of conducting our operations.
Our oil and natural gas development and production operations are subject to complex and stringent laws and regulations administered by governmental authorities vested with broad authority relating to the exploration for and the development, production and transportation of oil, natural gas, and NGLs. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We must comply with a number of requirements related to the SYPS, including Pipeline Segments 324 and 325, which include those conditions set forth in a U.S. federal district court Consent Decree executed by Plains and relevant U.S. and State of California government agencies. While we believe we are in compliance with the Consent Decree, State of California government agencies which are parties to the Consent Decree alleged that the Company has not satisfied its requirements, which may delay or interrupt our operations and limit our growth and revenue, or may impact our ability to service and repay or refinance the New Senior Secured Credit Facilities or the notes. In order to commence offshore oil sales pursuant to the OS&T Strategy or the Buoy Strategy, if pursued, we would need to obtain regulatory authorizations, including clearance from BOEM. We may incur substantial costs in order to maintain compliance with these existing laws and regulations, and we may experience delays in procuring required approvals, which may increase our costs or delay our ability to produce revenue. Failure to comply with laws and regulations or to obtain necessary regulatory clearances applicable to our operations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our oil, natural gas, and NGLs development and production operations are also subject to stringent and complex federal, state and local laws and regulations governing the release or discharge of materials into or through the environment, worker health and safety aspects of our operations, or otherwise relating to property rights, environmental protection, resource protection, and damage to natural resources. These laws and regulations may impose numerous obligations applicable to our operations, including regulated drilling activities; operation, repair and maintenance of the Santa Ynez Pipeline System; potential installation and use of an OS&T or the Buoy; the restriction of types, quantities and concentrations of materials that can be released or discharged into or through the environment; required authorizations for, or the limitation or prohibition of, drilling, production and transportation activities on certain lands lying within wilderness, wetlands, seismically active, park and recreation areas and other protected or preserved areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution and natural resources damages potentially resulting from our operations. The EPA, BOEM, BSEE, PHMSA, OSFM, Coastal Commission, CDFW, Regional Board, the SLC, State Parks and numerous other governmental authorities have the authority to enforce compliance with these laws and regulations and the permits or other authorizations issued by them, often requiring difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, injunctive and mitigation relief, the suspension or revocation of necessary permits, licenses and authorizations, the requirement that additional pollution controls be installed and, in some instances, the issuance of orders limiting or prohibiting some or all of our operations. We may also experience delays in obtaining or be unable to obtain required permits which may delay or interrupt our operations and limit our growth and revenue, or may impact our ability to service and repay or refinance the New Senior Secured Credit Facilities or the notes. On March 29, 2026, the Company initiated oil sales upon filling the SYPS, which accelerated the maturity date of the Existing Senior Secured Term Loan to June 26, 2026. On June 22, 2026, the Company and Exxon entered into the Existing Senior Secured Term Loan Amendment, which extended the maturity date of the Existing Senior Secured Term Loan to the earlier to occur of (a) July 24, 2026, and (b) the acceleration of the Existing Senior Secured Term Loan following any Event of Default (as defined therein).
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
Environmental groups may initiate litigation and take other actions to delay or prevent us from obtaining or maintaining required approvals.
Environmental groups have had increasing success in limiting oil and gas production by appealing to regulatory agencies, filing lawsuits and applying political pressure. We are required to obtain and maintain a series of permits or regulatory approvals from, federal and state agencies, including PHMSA and BOEM. The laws and procedures governing these and other permits and regulatory approvals often allow third parties, including environmental groups, to challenge the draft permits and/or permit approvals through the relevant agencies and other administrative appeal processes. These groups may also file lawsuits that delay or prevent the issuance of the approvals through an injunction and/or prevailing on the legal merits or a ruling that additional approval is required. In addition, these groups may leverage the increased public attention and concern with respect to climate change and other environmental and social impacts in order to encourage government officials to withhold or delay the necessary approvals or require additional approvals. There is no assurance that these groups will not be successful in delaying or preventing us from obtaining or maintaining the required approvals through litigation or other actions.
In order to commence offshore oil sales pursuant to the OS&T Strategy or the Buoy Strategy, we will require clearances and permitting, including from BOEM.
If we choose to implement the OS&T Strategy or the Buoy Strategy, we may experience delays in obtaining or be unable to obtain required permits, including authorizations necessary to recommence offshore oil sales pursuant to the OS&T Strategy or the Buoy Strategy, which may delay or interrupt our operations and limit our growth and revenue or may impact our ability to service and repay or refinance the New Senior Secured Credit Facilities or the notes. In particular, prior to implementation of the OS&T Strategy or the Buoy Strategy, regulatory authorizations are required, including clearance from BOEM. If we do not receive regulatory clearances in connection with the OS&T Strategy or the Buoy Strategy in a timely manner, we may not be able to reach commercial sales pursuant to the OS&T Strategy or the Buoy Strategy.
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
We are required to hedge our expected proved developed production pursuant to the terms of the New Senior Secured Credit Facilities, and such hedging activities may expose us to counterparty risk, limit potential gains from increasing commodity prices, and expose us to cash losses.
The New Senior Secured Credit Facilities required us to (x) hedge within five business days of the closing of the New Senior Secured Credit Facilities, reasonably anticipated production of crude oil from proved, developed and producing oil and gas properties for each calendar month through December 15, 2028 and (y) on a go forward basis, use commercially reasonable efforts to hedge substantially all of the anticipated production of crude oil from proved, developed and producing oil and gas properties through December 15, 2028, which may limit our ability to realize the benefits of higher commodity prices.

The prices and quantities at which we enter into commodity derivative contracts covering our production in the future will be dependent upon oil and natural gas prices and price expectations at the time we enter into these transactions, which may be substantially higher or lower than current or future oil and natural gas prices. Accordingly, our commodity hedging strategy may not protect us from significant declines in prices received for our future production. In addition, our commodity derivative contracts expose us to risk of financial loss if a counterparty fails to perform under a commodity derivative contract. We are unable to predict sudden changes in a counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions.
Many of the derivative contracts to which we will be a party will require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays or cessation of production due to regulatory or legal rulings or challenges or otherwise) or if we are unable to perform our drilling activities as planned, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity and financial condition.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of June 30, 2026, on an as adjusted basis after giving effect to the 2026 Refinancing Transactions, we have (i) $1.02 billion principal amount of outstanding indebtedness, including $675.0 million principal amount of secured indebtedness under the Term Loan B which would rank effectively senior to the notes to the extent of the value of the collateral securing such indebtedness. In addition, upon consummation of the 2026 Refinancing Transactions, the Senior Revolver will permit secured indebtedness for secured hedging arrangements, which would rank effectively senior to the notes to the extent of the value of the collateral securing such indebtedness. Upon establishment of a borrowing base, any borrowings under the Senior Revolver would also rank effectively senior to the notes to the extent of the value of the collateral securing such indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing (which may include indebtedness that would be used for future capital expenditures, including with respect to the OS&T Strategy and the Buoy Strategy);
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future.
Restrictive covenants in the New Senior Secured Credit Facilities or any future agreements governing our indebtedness could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Restrictive covenants in the New Senior Secured Facilities impose significant operating and financial restrictions on us and our subsidiaries and we may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the New Senior Secured Credit Facilities unless we obtain amendments or waivers from the applicable lenders.
These restrictions limit our ability to, subject to certain exceptions, among other things:

•engage in mergers, consolidations, liquidations, or dissolutions;
•create or incur debt or liens;
•make certain debt prepayments (including in respect of the Notes);
•pay dividends, distributions or certain other restricted payments;
•make investments, capital expenditures, general and administrative expenditures, acquisitions or loans;
•operate in certain geographical boundaries;
•sell, assign, farm-out or dispose of any property;
•enter into transactions with affiliates;
•enter into, subject to certain exceptions, any agreement that prohibits or restricts liens securing the New Senior Secured Credit Facilities, payments of dividends to us, or payment of debt owed to us and our subsidiaries; and
•create new subsidiaries or change the nature of our business.
The New Senior Secured Credit Facilities also contain representations and warranties, affirmative covenants, additional negative covenants and events of default (including a change of control), including in the case of the Term Loan B, amortization and repayments of principal with excess cash flow, subject to a minimum liquidity amount. The New Senior Secured Credit Facilities also require us to (x) hedge within five business days of the closing of the New Senior Secured Credit Facilities, 100% of reasonably anticipated production of crude oil from proved, developed and producing oil and gas properties for each calendar month through December 15, 2028 and (y) on a go forward basis, use commercially reasonable efforts to hedge substantially all of the anticipated production of crude oil from proved, developed and producing oil and gas properties through December 15, 2028, which may limit our ability to realize the benefits of higher commodity prices.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
(a) N/A.
(b) N/A.
(c)    During the three and six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporate by Reference
Filing
No.	Description of Exhibit	Form	Exhibit	Date

3.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

10.1	Third Amendment to Senior Secured Term Loan Agreement and Limited Waiver to Purchase and Sale Agreement, dated June 22, 2026.	8-K	10.1	6/22/26

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: August 10, 2026	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)