Form 10-Q
period 2026-09-30
Sable Offshore Corp.
filed 2026-11-09
CIK 1831481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2026 there were 207,980,283 shares of Common Stock, $0.0001 par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except par values)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$38,039	$97,684
Accounts receivable	73,361	—
Inventory	5,585	12,078
Materials and supplies	13,830	14,658
Prepaid expenses and other current assets	8,459	11,282
Total current assets	139,274	135,702
Oil and gas properties (Successful efforts method)
Oil and gas properties	1,726,670	1,567,029
Less: Accumulated depletion, depreciation and amortization	(77,540)	(5,977)
Total oil and gas properties, net	1,649,130	1,561,052
Other, net	43,315	44,068
Total assets	$1,831,719	$1,740,822

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$184,852	$99,353
Current debt, net	112,209	921,584
Current derivative liabilities, net	98,959	—
Other current liabilities	9,165	2,488
Total current liabilities	405,185	1,023,425
Non-current debt, net	848,016	—
Warrant liabilities	15,667	37,738
Asset retirement obligations	123,326	113,181
Deferred tax liability	37,148	12,833
Non-current derivative liabilities, net	59,698	—
Other	18,363	19,342
Total liabilities	1,507,403	1,206,519
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 207,980,283 and 144,961,796 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	22	15
Additional paid-in capital	1,961,010	1,642,746
Accumulated deficit	(1,636,716)	(1,108,458)
Total Stockholders’ Equity	324,316	534,303
Total Liabilities and Stockholders’ Equity	$1,831,719	$1,740,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Oil and natural gas liquids sales	$153,636	$—	$291,616	$—
Other	734	—	1,150	—
Total revenue	154,370	—	292,766	—
Operating Expenses
Operations and maintenance expenses	114,094	79,405	295,601	164,246
Depletion, depreciation, amortization and accretion	43,981	3,259	79,947	9,452
General and administrative expenses	37,928	36,719	144,499	134,369
Total operating expenses	196,003	119,383	520,047	308,067
Loss from operations	(41,633)	(119,383)	(227,281)	(308,067)
Other expense (income):
Change in fair value of warrant liabilities	5,828	(34,817)	(22,071)	(40,668)
Loss on derivatives, net	168,651	—	168,651	—
Other income, net	(523)	(1,828)	(1,741)	(7,776)
Interest expense	41,370	21,010	119,104	63,029
Loss on extinguishment of debt	15,025	—	15,025	—
Total other expense (income), net	230,351	(15,635)	278,968	14,585
Loss before income taxes	(271,984)	(103,748)	(506,249)	(322,652)
Income tax (benefit) expense	(2,662)	6,630	24,315	25,336
Net loss	$(269,322)	$(110,378)	$(530,564)	$(347,988)
Basic and diluted net loss per Common Stock
Weighted average Common Stock outstanding, basic and diluted	196,533,707	99,485,641	164,751,870	91,770,695
Basic and diluted net loss per Common Stock	$(1.37)	$(1.11)	$(3.22)	$(3.79)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	144,961,796	$15	$1,642,746	$(1,108,458)	$534,303
Issuance of Common Stock, net	5,359,790	1	70,757	—	70,758
Share-based compensation	—	—	13,828	—	13,828
Net loss	—	—	—	(197,026)	(197,026)
BALANCE—March 31, 2026	150,321,586	16	1,727,331	(1,305,484)	421,863
Issuance of Common Stock, net	1,640,844	—	21,924	—	21,924
Share-based compensation	2,569,480	—	15,429	—	15,429
Net loss	—	—	—	(64,216)	(64,216)
BALANCE—June 30, 2026	154,531,910	16	1,764,684	(1,369,700)	395,000
Issuance of Common Stock, net	53,448,373	6	184,352	—	184,358
Share-based compensation	—	—	11,974	—	11,974
Excise tax refund	—	—	—	2,306	2,306
Net loss	—	—	—	(269,322)	(269,322)
BALANCE—September 30, 2026	207,980,283	$22	$1,961,010	$(1,636,716)	$324,316

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	89,310,996	$8	$1,082,473	$(698,296)	$384,185
Share-based compensation	27,362	—	6,065	—	6,065
Net loss	—	—	—	(109,544)	(109,544)
BALANCE—March 31, 2025	89,338,358	8	1,088,538	(807,840)	280,706
Issuance of Common Stock, net	10,000,000	1	282,559	—	282,560
Share-based compensation	143,892	1	10,426	—	10,427
Net loss	—	—	—	(128,066)	(128,066)
BALANCE—June 30, 2025	99,482,250	10	1,381,523	(935,906)	445,627
Share-based compensation	25,000	—	12,834	—	12,834
Net loss	—	—	—	(110,378)	(110,378)
BALANCE—September 30, 2025	99,507,250	$10	$1,394,357	$(1,046,284)	$348,083
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(530,564)	$(347,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, amortization and accretion	79,947	9,452
Share-based compensation expense	42,473	30,016
Amortization of operating lease right-of-use asset	1,088	1,236
Amortization of debt discount and issuance costs, including accretion of exit fee	15,812	467
Paid-in-kind interest	72,782	62,562
Loss on extinguishment of debt	15,025	—
Excise tax refund	2,306	—
Deferred tax expense	24,315	25,336
Change in fair value of warrant liabilities	(22,071)	(40,668)
Loss on derivatives, net	168,651	—
Net cash paid on settlement of derivative instruments	(42)	—
Changes in current assets and current liabilities:
Accounts receivable	(73,361)	—
Inventory	(3,063)	(5,297)
Materials and supplies	621	535
Prepaid expenses and other assets	3,221	(9,923)
Accounts payable and accrued liabilities	56,340	20,698
Net cash used in operating activities	(146,520)	(253,574)

Cash flows from investing activities:
Payments for capital expenditures	(111,595)	(323,093)
Net cash used in investing activities	(111,595)	(323,093)

Cash flows from financing activities:
Offering proceeds	286,536	295,000
Payments of equity issuance costs	(22,300)	(12,476)
Proceeds from debt	700,580	—
Repayments of debt	(712,356)	—
Payments of debt issuance costs	(53,990)	—
Net cash provided by financing activities	198,470	282,524
Net change in cash and cash equivalents	(59,645)	(294,143)
Cash, cash equivalents and restricted cash, beginning of the period	97,684	335,772
Cash, cash equivalents and restricted cash, end of the period	$38,039	$41,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SABLE OFFSHORE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2026
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
On March 29, 2026, the Company initiated oil sales upon filling the SYPS, resulting in total sales volumes of approximately 4.4 million barrels of oil equivalent (“MMboe”) for the nine months ended September 30, 2026.
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
2026 Refinancing Transactions
On July 2, 2026, the Company consummated a series of transactions intended to refinance its existing indebtedness, strengthen its liquidity position, and extend its debt maturities (collectively, the “2026 Refinancing Transactions”). The 2026 Refinancing Transactions consisted of (i) the issuance of approximately $675.0 million aggregate principal amount of a Senior Secured Term Loan B (the “Term Loan B”) due December 15, 2028, (ii) the issuance of $345.0 million aggregate principal amount of 6.5% Convertible Senior Notes due 2031 (the “Convertible Notes”), (iii) an underwritten public offering of 37,337,662 shares of Common Stock for gross proceeds of approximately $115.0 million, and (iv) the entry into a new senior secured reserve-based revolving credit facility providing commitments of up to $500.0 million (the “Senior Revolver”), initially subject to a zero borrowing base. The Term Loan B and the Senior Revolver are collectively referred to as the “New Senior Secured Credit Facilities.” The net proceeds from the 2026 Refinancing Transactions were used to repay the Company’s existing Senior Secured Term Loan (“Senior Secured Term Loan”) with Exxon Mobil Corporation in full (refer to Note 4—Debt), pay related fees and expenses, and provide additional liquidity for general corporate purposes. The Senior Revolver was entered into to support the Company’s hedging and cash management needs and had no borrowing availability at closing given its initial zero borrowing base. In conjunction with the 2026 Refinancing Transactions, the Company was required to enter into hedging agreements within five days of closing. Refer to Note 4—Debt for additional information regarding the new debt instruments and to Note 8—Derivative Instruments for additional information regarding the Company’s new commodity derivative contracts related to the Senior Revolver.
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
On July 2, 2026, the Company completed the 2026 Refinancing Transactions, which extended the maturity of the Company’s debt obligations and improved its liquidity position. As a result, as reported in the Company’s Form 10-Q filing for the period ending June 30, 2026, management re-evaluated the Company’s ability to continue as a going concern and concluded that the conditions and events that previously raised substantial doubt had been alleviated. However, subsequent to September 30, 2026, conditions and events arose that again raise substantial doubt about the Company’s ability to continue as a going concern.
On October 6, 2026, the Company’s single downstream purchaser of crude oil temporarily curtailed its purchases of the Company’s crude oil due to maintenance and upgrades to storage tanks at its refinery, which were expected to be resolved promptly. The curtailment of sales from our primary purchaser continued throughout October 2026 and remains ongoing as of the date of this filing. In response, the Company has reduced production to manage crude oil inventory levels at its dedicated storage facilities. In early November 2026, the Company began selling crude oil to additional purchasers, and the Company anticipates that its primary purchaser will resume purchasing barrels in the near term. However, the timing and volume of any such resumption are uncertain.
As a result of these developments, the Company does not expect to have sufficient liquidity to meet its obligations as they become due in the near term. Management is actively pursuing a sale of its current crude oil inventory and additional marketing options for its future production, as well as pursuing other liquidity solutions, including equity and unsecured debt offerings. However, there can be no assurance that these efforts will be successful or that any such transactions will be completed on acceptable terms or in a timely manner. Accordingly, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the issuance date of the unaudited condensed consolidated financial statements contained in this Quarterly Report, which have been prepared on a basis that assumes the Company will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Financial presentation in prior periods has been adjusted to conform with current period presentation. These unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2026 may not be representative of the financial results for the full year 2026.
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
Revenue Recognition
As of September 30, 2026, the Company has sold all of its crude oil to a single purchaser under a short-term agreement at prevailing market prices, with certain adjustments for product quality and geographic location. The Company recognizes revenue at the point in time when its performance obligation is satisfied and control transfers to the purchaser, which occurs at the delivery point. Accordingly, the Company is dependent on this purchaser for substantially all of its revenue. Refer to Note 1 — Organization, Business Operations, and Going Concern for a discussion of the purchaser’s curtailment of crude oil purchases beginning October 6, 2026.
Accounts Receivable
Accounts receivable consist of receivables from sales of oil and natural gas liquids production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments for production are received within one to two months after the production date.
Accounts receivable are stated at amounts due from purchasers, net of an allowance for expected losses as estimated by the Company. The Company determines its allowance for receivables utilizing the loss-rate method, which considers a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the purchaser’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. At September 30, 2026, the Company’s allowances for credit losses related to sales of oil and natural gas liquids sales was zero.
Oil and Gas Properties
Linefill. The SYPS is an interstate pipeline that transports crude oil from the SYU through LFC in Santa Barbara County, California, to Pentland Station in Kern County, California. The Company classifies the quantity of oil used to fill the portion of the SYPS from LFC to Pentland as linefill, such that when an incremental barrel of oil is pumped into that portion of the SYPS, it forces oil out at the Pentland Station sales point. The linefill capacity is approximately 540 thousand barrels (“MBbls”). Crude oil linefill is carried at historical cost and classified as a long-term asset within Oil and gas properties on the unaudited condensed consolidated balance sheets.
The Company capitalized costs incurred that were directly attributable to filling the portion of SYPS described above, including associated depletion, depreciation, and amortization. Linefill will not be depreciated, but is subject to impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value.
Derivative Instruments
The Company uses derivative instruments to hedge its exposure to cash flow variability from commodity prices. Financial commodity derivative instruments are recorded at fair value and included on the unaudited condensed consolidated balance sheets as assets or liabilities with such amounts classified as current or long-term based on their anticipated settlement dates. The Company marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period as Loss on derivatives, net in the unaudited condensed consolidated statements of operations. The related cash flow impact of settled contracts is reflected as cash flows from operating activities. To the extent that contracts with the same counterparty are allowed to be netted upon payment subject to a master netting arrangement, these amounts are reported on a net basis on the unaudited condensed consolidated balance sheets.
By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company has entered into commodity derivative instruments only with counterparties that are also lenders under the Senior Revolver and have been deemed an acceptable credit risk. As such, collateral is not required from either the counterparties or the Company on its outstanding commodity derivative contracts. As of September 30, 2026, the Company had derivative positions with two counterparties. Refer to Note 8—Derivative Instruments for additional information.
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
In accordance with ASC 740, the Company’s effective tax rate was 1.0% and negative 4.8% for the three and nine months ended September 30, 2026, respectively, and negative 6.4% and negative 7.9% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three months ended September 30, 2026 reflects the cumulative effect of a change in the estimated annual effective tax rate, which the Company had estimated to be negative 11.5% as of June 30, 2026. In accordance with ASC 740-270-35-2, the effect of a change in the estimated annual effective tax rate is recognized in the interim period in which the change occurs, resulting in a disproportionate rate for the current quarter relative to the year-to-date rate. The Company recognized a discrete tax expense of $2.2 million for the three months ended June 30, 2026, resulting from a tax shortfall on stock-based compensation vesting for which the related deduction did not fully offset the associated book expense. For the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, the effective tax rate differed from the U.S. federal statutory tax rate of 21.0% primarily due to changes in valuation allowance on the deferred tax assets and disallowed expenses.
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

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities include obligations incurred in the ordinary operation of the business for services performed and products received, including capital expenditures that are capitalized as oil and gas properties. Accounts payable and accrued liabilities consisted of the following as of:

(in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$57,246	$25,239
Accrued operations expenditures	76,446	23,929
Accrued general and administrative, and other	29,609	50,185
Derivatives settlement payable	9,953	—
Revenue payable	11,598	—
Total accounts payable and accrued liabilities	$184,852	$99,353
Net Loss Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of Common Stock is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period.
The following table reflects the calculation of basic and diluted net loss per share of Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net loss	$(269,322)	$(110,378)	$(530,564)	$(347,988)
Weighted average shares outstanding—Basic and diluted	196,533,707	99,485,641	164,751,870	91,770,695
Net loss per share—Basic and diluted	$(1.37)	$(1.11)	$(3.22)	$(3.79)
Diluted net loss per share excludes the following securities for the three and nine months ended September 30, 2026, because their effect would have been anti-dilutive:
•7,568,870 warrants;
•8,813,510 unvested restricted share units; and
•86,163,819 shares issuable upon the conversion of the Convertible Notes. This share count is based on the initial conversion rate of 249.7502 shares per $1,000 principal amount of the $345.0 million aggregate principal amount of the Convertible Notes, which is subject to adjustment upon the occurrence of certain events. Refer to Note 4 — Debt for details regarding the Convertible Notes.
For the three and nine months ended September 30, 2025, diluted net loss per share excludes 8,987,062 warrants and 10,460,465 unvested restricted share units.
Note 3 — Asset Retirement Obligations
The Company’s asset retirement obligations relate to the future plugging and abandonment of oil and gas properties and related facilities. The following table describes the changes to the Company’s asset retirement obligations liability as of:

(in thousands)	September 30, 2026	December 31, 2025
Beginning balance	$113,181	$99,683
Revision of previous estimate	—	1,436
Accretion	10,145	12,062
Ending balance	$123,326	$113,181

Note 4 — Debt
The Company’s debt consisted of the following as of the periods presented:

(in thousands)	September 30, 2026	December 31, 2025
15.0% Term Loan B due 2028	$658,124	$—
6.5% Convertible Senior Notes due 2031	345,000	—
Revolving Credit Facility	—	—
15.0% Senior Secured Term Loan due 2026, including paid-in-kind interest	—	921,868
Total principal	1,003,124	921,868
Unamortized debt issuance costs	(26,049)	(284)
Unamortized discount costs	(18,125)	—
Accrued exit fee	1,275	—
Total debt, net	$960,225	$921,584

Current debt, net	$112,209	$921,584
Non-current debt, net	848,016	—
Total debt, net	$960,225	$921,584
2026 Refinancing Transactions
On July 2, 2026, the Company completed the 2026 Refinancing Transactions, as described in Note 1—Organization, and Business Operations, which included (i) the issuance of the Term Loan B, (ii) the issuance of the Convertible Notes, and (iii) the entry into the Senior Revolver, each as described further below. As a result of the 2026 Refinancing Transactions, the Company repaid the existing Senior Secured Term Loan in full.
Senior Secured Term Loan
The Senior Secured Term Loan was secured by first-priority liens on substantially all of the Company’s assets and accrued interest at 15.0% per annum, which the Company elected to accrue and compound annually as paid-in-kind interest. On July 2, 2026, in full satisfaction of the existing obligations for the Senior Secured Term Loan, the Company repaid $695.5 million in cash (the “Cash Settlement”) and exchanged $299.2 million in a non-cash transaction for an equal principal amount of the Term Loan B held by an affiliate of Exxon (the “Non-Cash Exchange”, and together with the Cash Settlement the “Senior Secured Term Loan Refinancing”). The Company evaluated the Senior Secured Term Loan Refinancing on a lender-by-lender basis in accordance with ASC 470-50, Debt — Modifications and Extinguishments, causing the Cash Settlement to be accounted for as a debt extinguishment while the Non-Cash Exchange was accounted for as a modification of debt. As a result, a $15.0 million loss on extinguishment of debt was recognized for the Cash Settlement on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and reflected as a non-cash transaction on the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026. Additionally, $6.5 million of unamortized debt issuance costs of the Senior Secured Term Loan were reflected as additional debt issuance costs of Term Loan B for the Non-Cash Exchange, and $0.8 million of third-party issuance costs incurred in connection with the Non-Cash Exchange were expensed as incurred and are included in General and administrative expenses on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
For the three and nine months ended September 30, 2026, the Company incurred interest expense on the Senior Secured Term Loan of $4.6 million and $82.3 million, respectively, and $21.0 million and $63.0 million for the three and nine months ended September 30, 2025, respectively, which is included as Interest expense on the unaudited condensed consolidated statements of operations. Paid-in-kind interest was accrued and included in Current debt, net on the unaudited condensed consolidated balance sheet as of December 31, 2025, and the amount ultimately repaid as part of the Senior Secured Term Loan Refinancing. The effective interest rate for the Senior Secured Term Loan was approximately 17.9% for the portion of the nine months ended September 30, 2026 that the Senior Secured Term Loan was outstanding and approximately 10.0% for both the three and nine months ended September 30, 2025, respectively.
Prior to the 2026 Refinancing Transactions and in connection with Senior Secured Term Loan, the Company obtained a Limited Waiver from Exxon and Mobil Pacific Pipeline Company that defers the Company’s obligation to provide plugging and abandonment financial security under the Sable-EM Purchase Agreement until the earliest of: (i)

December 22, 2028, (ii) the date on which the Term Loan B is redeemed, repaid or otherwise refinanced; or (iii) the occurrence of an event of default.
No amounts remain outstanding under the Senior Secured Term Loan as of September 30, 2026.
Term Loan B
On July 2, 2026, the Company entered into the Term Loan B with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, providing for a $675.0 million aggregate principal amount. The Term Loan B matures on December 15, 2028 and is secured by first-priority liens on substantially all Company and material subsidiary assets as part of a first lien intercreditor agreement entered into in connection with the Senior Revolver. The Term Loan B contains customary events of default, including nonpayment of principal or interest, breach of covenants, cross-default to other material indebtedness, bankruptcy, and change of control, upon the occurrence of which the lenders may accelerate the outstanding obligations.
Discount and issuance costs. The Term Loan B was funded net of an original issue discount of 3.0%, or $20.3 million. Net proceeds were approximately $345.5 million, after deducting the $299.2 million Non-Cash Exchange from the Senior Secured Term Loan previously discussed, the original issue discount of $20.3 million, and third party debt issuance costs of $10.0 million. The original issue discount and debt issuance costs are presented as a direct deduction from the carrying amount of the Term Loan B and are amortized to interest expense over the term of the loan using the effective interest method.
Interest. The Term Loan B bears interest at a fixed rate of 15.0% per annum, computed on an actual 365-day basis (or 366 days in a leap year). Interest is payable quarterly in arrears on the last business day of March, June, September and December of each year during the tenor of the Term Loan B. Upon certain payment or events of default (as defined in the Term Loan B agreement), the rate increases automatically by 2.0% per annum. Upon any other event of default, the rate increases by 2.0% per annum at the election of the required lenders. For both the three and nine months ended September 30, 2026, the Company incurred interest expense of $30.1 million for the Term Loan B which is included as Interest expense on the unaudited condensed consolidated statements of operations. The effective interest rate for the Term Loan B was approximately 20.2% for the three and nine months ended September 30, 2026.
Scheduled principal payments. The Term Loan B amortizes quarterly. Payments are equal to 2.5% of the initial aggregate principal amount, or $16.9 million, for the fiscal quarters ending September 30, 2026 and December 31, 2026, and of 5.0% of the initial aggregate principal amount, or $33.8 million, for each fiscal quarters thereafter. The Term Loan B is also subject to the mandatory prepayments described below.
Mandatory prepayments. In addition to the scheduled principal payments, the Term Loan B requires mandatory prepayments equal to 100% of excess cash flow, 100% of the net cash proceeds from certain permitted asset sales and 100% of the net cash proceeds from other specified events, as defined in the Term Loan B agreement. The excess cash flow for any fiscal quarter is subject to a minimum liquidity requirement such that, after giving effect to the mandatory prepayment, our aggregate unrestricted cash and cash equivalents may not be less than $25.0 million.
MOIC. The Company may prepay the Term Loan B at any time. In connection with any repayment or prepayment in full of the obligations under the Term Loan B, whether at maturity, by prepayment or refinancing, or upon acceleration following an event of default thereunder, the Company must include additional amounts, if necessary, for the lenders to achieve a 1.25 to 1.00 minimum multiple on invested capital (“MOIC”). MOIC is calculated with (A) all cash received by the lenders, including original issue discount, interest and principal repayments and prepayments, as the numerator and (B) the aggregate principal amount as the denominator. Based on the scheduled principal payments and the contractual interest payments expected over the tenor the Term Loan B, the Company expects that cumulative payments to the lenders will exceed the MOIC. Accordingly, no additional payments related to the MOIC have been included in the calculation of the effective interest rate, and no amounts have been accrued as of September 30, 2026.
Exit Fee. In connection with any repayment or prepayment in full of the obligations under the Term Loan B, the Company may be obligated to pay an exit fee to each lender equal to: (a) 1.00% during the period commencing June 30, 2027 through December 30, 2027, (b) 2.00% during the period commencing December 31, 2027 through June 29, 2028 and (c) 3.00% during the period commencing June 30, 2028 through the maturity date of the Term Loan B. However, any exit fee paid by the Company does not contribute towards the numerator in the MOIC calculation. If the Term Loan B is repaid or prepaid in full prior to June 30, 2027, the Company will not be obligated to pay an exit fee. Based on the scheduled principal payments and the remaining principal amount that is due upon the maturity of the Term Loan B, the Company is accruing a 3.00% exit fee by including such amount in the calculation of the effective interest rate. As of September 30,

2026, the Company accrued $1.3 million for the exit fee which is presented within Non-current debt, net on the unaudited condensed consolidated balance sheet.
Covenants. The Term Loan B does not include financial ratio maintenance covenants. It includes the following affirmative and negative covenants:
•General and administrative costs, as defined by the agreement governing the Term Loan B, may not exceed $90.0 million for each of the fiscal years 2027 and 2028. For the purposes of this covenant, general and administrative costs exclude (a) legal costs and expenses and (b) non-cash charges or losses, including any non-cash stock compensation;
•The Company must use commercially reasonable efforts to hedge 100% of anticipated crude oil production from proved developed producing reserves through maturity. The hedges must be swaps, costless collars or puts, with floor or strike prices of at least 80% of the NYMEX forward curve;
•Debt is restricted. Permitted debt includes convertible notes of up to $350.0 million and other unsecured debt of up to $100.0 million;
•Liens, investments, capital expenditures, asset sales, mergers and transactions with affiliates are restricted; and
•Cash dividends on the Company’s common stock are effectively prohibited.
As of September 30, 2026, the Company was in compliance with all covenants under the Term Loan B.
Balance sheet classification. As of September 30, 2026, $112.2 million of the net carrying value of the Term Loan B was classified as current and presented as Current debt, net on the unaudited condensed consolidated balance sheet. This amount reflects $118.1 million of scheduled principal payments contractually required within the next twelve months, net of the related unamortized original issue discount and debt issuance costs. Based on the Company’s calculation, no mandatory prepayment under the Term Loan B’s excess cash flow provision was required for the quarterly measurement period ended September 30, 2026. The current portion excludes mandatory prepayments for future quarterly measurement periods. Those prepayments are based on the Company’s excess cash flow for each such period and are therefore not determinable, and do not become payable, until excess cash flow is calculated following the end of the applicable period. The remaining net carrying value is presented as Non-current debt, net on the unaudited condensed consolidated balance sheet. The Company reassesses the classification each reporting period.
Senior Revolver
On July 2, 2026, in connection with the issuance of the Term Loan B, the Company entered into the Senior Revolver with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks from time to time party thereto. The Senior Revolver has an aggregate maximum credit amount of $500.0 million and was entered into primarily to facilitate secured hedging and secured cash management arrangements.
Availability under the Senior Revolver, including for letters of credit, is limited to the lesser of (i) the aggregate maximum credit amount (or the letter of credit commitment, as applicable) and (ii) the borrowing base then in effect. The administrative agent will determine the borrowing base based on, among other factors, the value of the Company’s proved oil and gas reserves. That determination will occur only after the Term Loan B has been repaid in full in cash and terminated, including any secured permitted refinancing of it. The borrowing base was zero at closing. The Senior Revolver therefore will not provide revolving availability until a borrowing base is established. As of September 30, 2026, no borrowings or letters of credit were outstanding under the Senior Revolver.
The Senior Revolver matures on December 15, 2028. Borrowings, if any, will bear interest at the Company’s election at either Term SOFR plus an applicable margin of 3.00% to 4.00%, or the base rate plus an applicable margin of 2.00% to 3.00%. In each case the margin is based on borrowing base utilization.
The Senior Revolver contains the same affirmative and negative covenants as the Term Loan B. Once a borrowing base greater than zero is established, it also includes the following financial covenants:
•a maximum consolidated total leverage ratio of 3.00x, tested quarterly on a rolling four-quarter basis; and
•a minimum current ratio of 1.00x, tested quarterly.

Convertible Notes
On July 2, 2026, the Company issued $345.0 million aggregate principal amount of the Convertible Notes pursuant to, and governed by, an indenture (the “Base Indenture”), dated as of July 2, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of July 2, 2026, between the Company and the Trustee. The Convertible Notes accrue interest at 6.5% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning January 1, 2027. The Convertible Notes will mature on July 1, 2031, unless earlier converted, redeemed or repurchased. The Convertible Notes contain customary events of default, including nonpayment of principal or interest, failure to convert, breach of covenants, cross-default to other material indebtedness, and certain events of bankruptcy, insolvency and reorganization. Net proceeds from the issuance of the Convertible Notes were approximately $332.7 million, after deducting issuance costs of $12.3 million.
Conversion. The initial conversion rate is 249.7502 shares of common stock per $1,000 principal amount of the Convertible Notes. This is equivalent to an initial conversion price of approximately $4.00 per share. The conversion rate is subject to customary anti-dilution adjustments. Before April 1, 2031, holders may convert their notes only under the following circumstances:
•During any calendar quarter beginning after September 30, 2026, if the last reported sale price of the Company's common stock exceeds 130% of the conversion price on at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;
•During the five consecutive business days after any 10-consecutive-trading-day measurement period in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each trading day;
•Upon the occurrence of specified distributions to holders of common stock or specified corporate events; and
•If the Company calls the notes for redemption, until the close of business on the second business day before the redemption date.
On or after April 1, 2031, holders may convert at any time until the close of business on the second scheduled trading day before the maturity date.
Settlement. Upon conversion, the Company may elect to settle in one of three ways: in shares of common stock (plus cash in lieu of fractional shares), in cash, or in a combination of cash and shares. The default settlement method is physical settlement in shares, which applies unless the Company elects otherwise. The Company may irrevocably fix or eliminate one or more settlement methods at any time by providing notice to holders.
Make-whole fundamental change. Holders who convert in connection with a make-whole fundamental change, as defined in the Indenture, or in connection with a redemption notice, may be entitled to an increase in the conversion rate. The increase depends on the effective date of the event and the Company's stock price. The conversion rate will not exceed 324.6753 shares per $1,000 principal amount of notes, subject to anti-dilution adjustment.
Optional redemption. The Company may not redeem the Convertible Notes before July 6, 2029. On or after July 6, 2029, and on or before the 40th scheduled trading day before maturity, the Company may redeem all or any portion of the notes for cash if both of the following conditions are met:
•The last reported sale price of the common stock exceeds 175% of the conversion price on at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on the trading day before the redemption notice date.
•The price condition is also met on the trading day immediately before the redemption notice date.
The redemption price equals 100% of the principal amount plus accrued and unpaid interest. If the Company redeems less than all outstanding notes, at least $100.0 million aggregate principal amount must remain outstanding and not called for redemption. No sinking fund is provided for the notes.
Holder repurchase rights. Holders may require the Company to repurchase all or any portion of their notes for cash on July 6, 2029. Holders may also require the Company to repurchase their notes for cash upon a fundamental change, as defined in the Indenture. In either case, the repurchase price equals 100% of the principal amount plus accrued and unpaid interest. The July 6, 2029 repurchase right does not apply if the Company has called all outstanding notes for redemption before that date. Due to the holders’ repurchase rights, debt issuance costs associated with the Convertible Notes are amortized to interest expense through July 6, 2029.
Interest expense recognized for the Convertible Notes consists of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2026	2026
Interest expense	$5,544	$5,544
Amortization of debt issuance costs	1,052	1,052
Total interest expense	$6,596	$6,596
The effective interest rate for the Convertible Notes was approximately 7.7% for the three and nine months ended September 30, 2026.
Balance sheet classification. The Convertible Notes are classified as Non-current debt, net on the unaudited condensed consolidated balance sheet as of September 30, 2026. As of September 30, 2026, no specified events have taken place which would require current classification and the stock price condition which would allow for conversion was not satisfied. Accordingly, the notes are not currently convertible at the option of holders based on the stock price condition.
The net carrying amount of the Convertible Notes consists of the following as of:

(in thousands)	September 30, 2026
Principal	$345,000
Unamortized debt issuance costs	(11,226)
Net carrying amount	$333,774
Refer to Note 9 — Fair Value Measurements for fair value disclosures regarding the Company’s debt instruments.
Financing Costs
The following table presents the components of the Company’s financing costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$34,154	$20,854	$103,292	$62,562
Amortization of debt discount and issuance costs	5,941	156	14,537	467
Accretion of exit fee	1,275	—	1,275	—
Total interest expense	41,370	21,010	119,104	63,029
Loss on extinguishment of debt	15,025	—	15,025	—
Total	$56,395	$21,010	$134,129	$63,029
Note 5 — Warrants
There were 7,568,870 and 8,987,062 warrants outstanding as of September 30, 2026 and December 31, 2025, respectively. There were no changes in the number of warrants outstanding for the three and nine months ended September 30, 2025. The table below reflects warrant activity during the three and nine months ended September 30, 2026:

	Private Placement Warrants	Working Capital Warrants	Total
Outstanding Warrants as of December 31, 2025	5,680,692	3,306,370	8,987,062
Expired	(1,418,192)	—	(1,418,192)
Outstanding Warrants as of September 30, 2026	4,262,500	3,306,370	7,568,870
There were no warrants exercised during the three and nine months ended September 30, 2026 and 2025.

The Private Placement Warrants and Working Capital Warrants outstanding as of September 30, 2026 and December 31, 2025 are accounted for as liabilities and remeasured at fair value each reporting period, with changes in fair value recognized as Changes in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations. Refer to Note 9 — Fair Value Measurements for additional information.
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
On March 30, 2026, the State of California filed a Complaint for Declaratory and Injunctive Relief alleging that the DPA Order violates provisions of the Administrative Procedure Act and the U.S. Constitution. The matter is captioned State of California v. Chris Wright, et al., Case No. 2:26-cv-03396, in U.S. District Court, Central District of California. The Court held a hearing on the State’s Motion for Preliminary Injunction on June 8, 2026, and ordered supplemental briefing, which was completed by the parties on June 18, 2026. On August 21, 2026, Defendants Chris Wright and the U.S. Department of Energy filed a Motion to Dismiss, in which Sable and PPC joined, which was fully briefed and taken under submission on September 17, 2026. On August 19, 2026, the Court denied the State’s Motion for Preliminary Injunction. On August 20, 2026, the State filed a notice of appeal of the Court’s August 19 Order and filed its opening brief with the U.S. Court of Appeals for the Ninth Circuit on October 2, 2026.
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
On April 10, 2025, the Coastal Commission approved Cease and Desist Order CCC-25-CD-01, Restoration Order CCC-25-RO-01, and Administrative Penalty Order CCC-25-AP3-01, whereby the Coastal Commission ordered the Company to cease and desist from all ongoing development, as that term is defined in the Coastal Act, in the Coastal Zone “as part of the effort to restart the SYU oil production operations and bring the pipelines back into use,” apply for new Coastal Act authorization for all previously completed, ongoing, and future development in the Coastal Zone to the extent “part of the effort to restart the SYU oil production operations and bring the pipelines back into use,” and imposed an administrative penalty of approximately $18.0 million on the Company. The Company does not believe this penalty is lawful and has not recognized any accrued expense as of September 30, 2026. Sable is prepared to vigorously pursue all available legal remedies related to the orders, including the administrative penalty, imposed by the Coastal Commission.
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
On May 28, 2025, the Santa Barbara County Superior Court granted the Coastal Commission’s application for issuance of a preliminary injunction, enjoining Sable from conducting any further “development” in violation of Cease and Desist Order CCC-25-CD-01. On July 9, 2025, the court denied Sable’s motion to stay the Cease and Desist Order CCC-25-CD-01. On July 16, 2025, Sable filed a notice of appeal challenging the court’s issuance of preliminary injunction. On July 29, 2025, counsel for Sable filed a Petition for Writ of Mandate or Other Appropriate Relief with the Second Division California Court of Appeal, seeking a writ of mandate reversing the Santa Barbara County Superior Court’s denial of Sable’s motion to the stay Cease and Desist Order CCC-25-CD-01. On August 4, 2025, the Court of Appeal denied Sable’s Petition for Writ of Mandate. On October 6, 2025, Sable filed a motion to file an amended complaint which quantifies its monetary damages in excess of $347.0 million. On October 15, 2025, the Santa Barbara County Superior Court denied the Company’s request for the issuance of a writ of mandate on its first cause of action and set procedural motions related to Sable’s four additional causes of action for December 3, 2025. On November 5, 2025, Sable filed its opening brief in support of its appeal challenging the Superior Court’s issuance of the preliminary injunction with the Court of Appeal. Sable has also filed a Petition for Writ of Mandate or Other Appropriate Relief, seeking a writ of mandate reversing the Superior Court’s October 15, 2025 denial of Sable’s first cause of action. The Court of Appeal held a hearing on Sable’s appeal on May 14, 2026, and took the matter under submission. On June 17, 2026, the Court of Appeal affirmed the Superior Court’s issuance of the preliminary injunction. On July 27, 2026, Sable petitioned the California Supreme Court for review of the Court of Appeal’s opinion. On September 30, 2026, the California Supreme Court denied Sable’s petition for review.
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
On August 7, 2026, Sable notified and provided information to the County regarding certain repair and maintenance work at an existing check valve along Pipeline Segment 325 that was necessary for the safe operation of the onshore portions of the SYPS. On August 9, 2026, Coastal Commission staff asserted in correspondence with Sable the work would violate the Coastal Act, Cease and Desist Order CCC-25-CD-01, and the Santa Barbara County Superior Court’s judgment in the aforementioned litigation with the Coastal Commission (Case No. 25CV00974). On August 11, 2026, Sable responded by letter explaining that the work was “necessary for the safe operation of [Pipeline] Segment []325 and is being performed under supervision of the federal U.S. Pipeline & Hazardous Materials Safety Administration (“PHMSA”),” “authorized under existing permits issued by the County pursuant to its lawfully delegated Coastal Act and [LCP] permitting authority,” and that “Sable disagrees with the Commission’s position that the check valve repair work violates [Cease and Desist Order CCC-25-CD-01], the [Santa Barbara County Superior] Court’s judgment, and the Coastal Act.” The check valve repair work has now been completed.
On September 8, 2026, Sable notified and provided information to the County regarding certain validation dig and anomaly repair work along Pipeline Segment 324 required to comply with federal regulations and the terms of a Special Permit issued by PHMSA regulating the operation of the onshore portions of the SYPS. On September 19, 2026, the Coastal Commission’s Executive Director asserted in correspondence with Sable that the work would constitute unpermitted development and violate the Coastal Act, Cease and Desist Order CCC-25-CD-01, and the Santa Barbara County Superior Court’s judgment in the aforementioned litigation with the Coastal Commission (Case No. 25CV00974). On September 20, 2026, Sable responded by letter explaining that the work “is being performed to comply with federal law and the [PHMSA] Special Permit,” constitutes “the same type of inspection, maintenance, and repair activity” previously confirmed by the County to be within the scope of the County’s existing authorizations for Pipeline Segments 324 and 325, and that Sable “object[ed] to the legal conclusions and factual allegations in the Coastal Commission’s September 19, 2026, letter.” Sable’s response also stated that “Sable will proceed with the validation digs and any anomaly repairs required by federal law and the Special Permit” issued by PHMSA. That validation dig and anomaly repair work has now been completed. On November 6, 2026, Sable notified and provided information to the County regarding certain validation dig and anomaly repair work along Pipeline Segment 325A required to comply with federal regulations and the terms of a Special Permit issued by PHMSA regulating the operation of the onshore portions of the SYPS.
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
The plaintiff was a class member of the Grey Fox litigation that was settled effective September 17, 2024, and chose to opt out of the final settlement class. The plaintiff raises claims similar to the Grey Fox plaintiffs, namely that the pipeline easement on its property is no longer valid in light of the 2015 Refugio oil spill and the conduct of defendants. The plaintiff brings contract and tort claims and seeks declaratory and injunctive relief determining his easement terminated and prohibiting defendants from accessing or using his easement to resume pipeline operations. The plaintiff seeks compensatory, exemplary, and statutory damages, costs, attorneys’ fees, and interest, as well as declaratory and injunctive relief. By stipulation, Sable and PPC’s deadline to respond to the First Amended Complaint was March 4, 2025. Sable and PPC timely filed and served their Demurrer to the Plaintiff’s First Amended Complaint and Sable filed and served a Motion to Strike the First Amended Complaint. The Demurrer and Motion to Strike were heard November 12, 2025. The court sustained the Demurrer, without leave to amend as to Plaintiff’s causes of action for injunctive relief, negligent misrepresentation, negligence, UCL violation, permanent nuisance and threatened nuisance, and denied the Motion to Strike. Plaintiffs filed a Second Amended Complaint on December 12, 2025. Sable and PPC answered the Second Amended Complaint on February 11, 2026. Plaintiff filed a supplement to the Second Amended Complaint on September 1, 2026, adding EM as a defendant in the matter and adding a few factual allegations with respect to Sable and PPC, which they timely answered. EM delivered a tender of defense and indemnity to Sable pursuant to the Sable-EM Purchase Agreement, and Sable agreed to indemnify EM. EM filed a demurrer on October 19, 2026.
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
On November 7, 2025, the court approved a new scheduling order. On November 10, 2025, plaintiffs filed their second supplemental and amended complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; BSEE; and Bobby Kurtz, BSEE Acting Pacific Regional Director. Plaintiffs added new claims to their existing complaint alleging that BSEE: violated NEPA and the APA in July 2025 by approving additional applications for permits to modify; and violated NEPA and the APA when issuing the May 29, 2025 decision approving the extension based upon the 2025 Environmental Assessment. In addition to the relief plaintiffs already sought, the second supplemental and amended complaint also asks the court: to issue an order finding that BSEE violated NEPA and the APA when issuing the July 2025 applications for permits to modify; to vacate and remand the July 2025 applications for permits to modify, the 2025 Environmental Assessment and Finding of No Significant Impact, and BSEE May 29, 2025 decision approving the extension. On November 24, 2025, Sable filed its answer to the second supplemental and amended complaint. The federal government lodged an updated administrative record on December 19, 2025. On January 16, 2026, plaintiffs filed a motion to compel completion and supplementation of the administrative record, which the court granted on March 12, 2026, and BSEE subsequently produced additional documents. On October 27, 2026, the court issued a scheduling order setting a briefing schedule for the parties’ cross-motions for summary judgment with a hearing scheduled for February 12, 2027. On October 29, 2026, plaintiffs filed their motion for summary judgment. Sable’s cross-motion for summary judgment is due on or before November 20, 2026.
BOEM Matter
On April 2, 2025, the Center for Biological Diversity and the Wishtoyo Foundation filed a complaint against Doug Burgum, Secretary of the U.S. Department of the Interior; the Bureau of Ocean Energy Management (“BOEM”); and Douglas Boren, BOEM Pacific Regional Director, in the U.S. District Court for the Central District of California (Case No. 2:25-cv-02840). On May 12, 2025, plaintiffs filed an amended complaint in which plaintiffs challenge BOEM’s April 2025 decision determining that Sable is not required to revise the development and production plan for Platform Harmony in the SYU. The amended complaint asked for the court: to issue an order finding that BOEM’s decision was not in accordance with OCSLA and violated the APA; order BOEM to require revision of the development and production plan for Platform Harmony; prohibit BOEM from authorizing new oil and gas drilling activity at the SYU unless and until revision of the development and production plan is complete; and for an award of costs and attorneys’ fees. Sable intervened and vigorously contests the plaintiffs’ allegations. On September 10, 2025, the court denied Sable’s motion to dismiss based on plaintiffs’ failure to provide notice under OCSLA’s citizen suit provision. The parties filed cross-motions for summary judgment, and the federal government and Sable filed motions to strike extra-record materials cited in plaintiffs’ motion for summary judgment. On May 14, 2026, the court issued an order sua sponte dismissing plaintiffs’ amended complaint for lack of subject matter jurisdiction on standing grounds, and denied as moot all pending motions for summary judgment and motions to strike extra-record evidence. On June 4, 2026, plaintiffs filed a second amended complaint against the same defendants asking the court to declare that BOEM’s April 2025 decision that the development and production plan for Platform Harmony need not be revised is arbitrary, capricious, and not in accordance with OCSLA or its implementing regulations; order BOEM to review changes in available information and other onshore or offshore conditions affecting or impacted by development and production at the SYU or to require revision to or supplementation of the development and production plan by a date certain; and for an award of costs and attorneys’ fees. Plaintiffs’ second amended complaint also seeks alternative relief under the APA including declaratory relief, vacatur, and remand of BOEM’s decision to the agency for further analysis and issuance of a new decision by a date certain. Sable and the Federal defendants filed motions to dismiss plaintiffs’ second amended complaint on July 16, 2026, and a hearing on the matter was held on August 21, 2026. On August 31, 2026, the court granted BOEM’s and Sable’s motions to dismiss, denied plaintiffs’ leave to file a further amended complaint, and ordered the case closed.
The Department of the Interior has reunified BOEM and BSEE into a single bureau, the Marine Minerals Administration, effective July 10, 2026 pursuant to Secretarial Order No. 3451. The Department has stated that all current regulatory responsibilities and protections will remain in place throughout the transition.
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
On September 16, 2025, the Santa Barbara County District Attorney’s office filed a criminal Complaint against the Company in Santa Barbara County Superior Court, with 21 Counts being pursued (sixteen (16) misdemeanors and five (5) felonies) for alleged violation of the California Fish & Game Code and Water Code and based on the same underlying activities that were the focus of the Regional Board and CDFW actions. The Complaint references some of the 14 locations where the Company has already sought after-the-fact permitting from the Regional Board and CDFW, but also includes other locations where neither the Regional Board nor the CDFW are requiring any further action or permitting. The Company has retained counsel for defense. On October 3, 2025, the Regional Board filed a civil action in Santa Barbara County Superior Court alleging that the Company failed to secure permits at the 14 locations prior to undertaking the work, though the Complaint also notes the Company’s after-the-fact permitting efforts. The Complaint also alleges failure to comply with the request for a technical report. The Regional Board is seeking civil penalties and potentially limited injunctive relief. The Company filed its response to the Complaint on November 25, 2025. The parties attended an initial mediation session on April 8, 2026, and a second mediation session on May 13, 2026, where the parties agreed to settlement terms in principle. The parties are presently developing a settlement agreement to memorialize the terms. A case management conference was held on November 6, 2026.
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
On March 16, 2026, Petitioners filed an amended petition for writ of mandate and complaint for declaratory relief and damages. On April 29, 2026 Respondents filed a Motion to Dismiss Complaint in Part, which was set for hearing on July 10, 2026. On April 30, 2026, certain intervenors also filed a motion to dismiss one of the causes of action in the Petitioners’ amended petition. On July 14, 2026, the court granted the County and Intervenor’s motion to dismiss certain of Exxon’s and Sable’s causes of action with leave to amend while dismissing certain other of Exxon’s and Sable’s causes of action without leave to amend. A second amended petition and complaint was filed on August 4, 2026, and Sable filed a motion to alter judgment on August 11, 2026. Defendants filed a Motion to Dismiss the second amended petition on August 25, 2026. Both motions are fully briefed and pending decision. Sable continues to pursue the case vigorously. The Company incurs $4.0 million per month in fees paid to Exxon to continue as the operator and guarantor of record since the Santa Barbara County Board of Supervisors has not approved the transfer of the Final Development Permits.
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
CalGEM
On May 9, 2025, the California Department of Conservation’s Geologic Energy Management Division (“CalGEM”) issued a letter to the Company asserting that the Company’s facility in LFC (the “Las Flores Canyon Facility”) is a “production facility” under the California Public Resources Code and therefore subject to various statutory requirements applicable to such facilities. In that letter, CalGEM demanded that the Company post a bond of approximately $31.9 million, submit certain oil spill contingency response and management plans for CalGEM’s review, and indicating that the failure to timely respond could result in civil penalties of up to $50,000 per day/per violation. On January 27, 2026, CalGEM issued a letter to the Company revising the bond amount to approximately $57.3 million based on CalGEM’s material increases to the estimates for labor, equipment, transportation, engineering, and handling costs associated with decommissioning and remediation after an additional on-site inspection by CalGEM. Sable disputes that CalGEM possesses jurisdiction to impose those requirements. On February 17, 2026, Sable filed a lawsuit against CalGEM, the State Oil and Gas Supervisor, the California Department of Conservation, and its Director, seeking a writ of mandate against these agencies and officers prohibiting them from enforcing those provisions of the California Public Resources Code applicable to oil and gas production facilities against Sable, as well as a declaratory judgment that Sable’s Las Flores Canyon Facility is not a “production facility” under California Public Resources Code section 3010. Separately, Sable and CalGEM are in disagreement over CalGEM’s authority to inspect the Las Flores Canyon Facility, with Sable repeatedly expressing a willingness to permit an inspection within the procedural mechanisms established in the Civil Discovery Act in light of the ongoing litigation. On April 15, 2026, the Attorney General’s Office filed a demurrer to Sable’s petition for writ of mandate and complaint. On April 22, 2026, CalGEM asserted that Sable’s request that CalGEM comply with the Civil Discovery Act constituted a denial of access to the facility and threatened to pursue enforcement action separate from the ongoing litigation. Thereafter, on May 15, 2026, the Attorney General's Office filed a special motion to strike (an anti-SLAPP motion) challenging Sable’s petition for writ of mandate and complaint on the basis that CalGEM’s demand to Sable to post the $57.3 million dollar bond was protected speech, and Sable could not file a lawsuit challenging CalGEM’s jurisdiction on this basis. On July 14, 2026, CalGEM filed a cross-complaint for injunctive relief and civil penalties against Sable for failure to post the $57.3 million bond and not permitting CalGEM to inspect the facility at will. On July 30, 2026, the Superior Court issued a tentative ruling overruling the demurrer in its entirety and denying the anti-SLAPP motion. In its tentative, the Court also found the anti-SLAPP motion to be frivolous, and awarded Sable its attorneys’ fees in connection with the anti-SLAPP motion. The Attorney General’s office requested a hearing on the tentative rulings, and, following oral argument on July 31, 2026, the Court upheld the tentative rulings in full from the bench. Sable’s responsive pleading to the cross-complaint was filed on August 17, 2026. Sable intends to vigorously challenge the allegations in the cross-complaint. Sable has served written discovery in the action and is awaiting responses from the responding parties. No further court dates have been set at this time.
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
The State filed its Motion to Dismiss in the SB 237 litigation discussed above on March 30, 2026. PPC filed its opposition to the State’s Motion to Dismiss on April 13, 2026. That motion is pending. PPC filed a Motion for Leave to File Second Amended Complaint on April 10, 2026, which, among other things, requested to add the Coastal Commission as a defendant in this litigation. On July 7, 2026, the court granted PPC’s motion for leave to file a Second Amended Complaint, which was filed on July 8, 2026, and the court dismissed the State’s pending Motion to Dismiss as moot. On July 29, 2026, the State filed its Motion to Dismiss the Second Amended Complaint. On July 31, 2026, OSFM filed its Motion to Dismiss the Second Amended Complaint. On August 3, 2026, the Coastal Commission filed its Motion to Dismiss the Second Amended Complaint. As of September 8, 2026, the Motions to Dismiss were fully briefed and, on September 16, 2026, the court took the Motions under submission without the need for oral argument. On September 14, 2026, Sable filed a Motion to Transfer Venue from the Eastern District of California to the Central District of California on the basis that the case should be related to the various cases being heard in the Central District. On October 8, 2026, the United States filed a Statement of Interest supporting Sable’s Motion to Transfer Venue. The motion is fully briefed and pending decision. Sable intends to continue to vigorously prosecute the action.
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
Government Requests
On December 2, 2025, the Company received subpoenas from the United States Attorney’s Office for the Southern District of New York (“SDNY”) and SEC requesting documents (the “Government Requests”). The document requests relate to issues raised in an October 31, 2025 report published by Hunterbrook Media and the trading of Company securities, as well as related issues. The Company has provided documents and is cooperating with the Government Requests.

State Parks Matters
On March 13, 2026, Sable and PPC filed suit against the California Department of Parks and Recreation (“State Parks”) in U.S. District Court, Central District of California, captioned Sable Offshore Corp., et al. v. Quintero, Case No. 2:26-cv-02739. Sable is seeking declaratory judgment that (i) State Parks is preempted by federal law from attempting to regulate or otherwise interfere with the operation of the SYPS, including by attaching regulatory requirements as conditions to easement rights or rights-of-way in Gaviota State Park, and (ii) the Defense Production Act Order bars any legal or equitable action by State Parks seeking to prevent Sable from complying with the terms of the DPA Order. State Parks moved to dismiss the case on May 26, 2026. On August 19, 2026, the Court ruled in favor of Sable in this action, finding that the DPA Order bars State Parks from bringing any legal action to prevent Sable from complying with the DPA Order by operating the onshore portions of the SYPS. State Parks filed a notice of appeal of the Court’s August 19, 2026, Order on August 21, 2026. Opening appellate briefs are due on November 12, 2026 and Sable’s response is due January 13, 2027.
Separately, on March 17, 2026, State Parks filed a Complaint for Injunctive Relief in Superior Court of California (Santa Barbara County) alleging that, by transporting oil through the portions of the SYPS in Gaviota State Park, Sable and PPC are trespassing on State Parks’ property. State Parks seeks an order (i) enjoining Sable and PPC from transporting oil through Gaviota State Park and (ii) directing Sable and PPC to remove that portion of SYPS Pipeline Segments 325 that runs under and through Gaviota State Park. State Parks also seeks declaratory relief as to its property rights within Gaviota State Park. On March 19, 2026, Sable filed notice of removal to federal court. The matter is now being heard in the U.S. District Court, Central District of California, caption California Department of Parks and Recreation v. Sable Offshore Corp., et al., Case No. 2:26-cv-02946. On March 27, 2026, State Parks filed a motion for Preliminary Injunction. Sable answered this complaint on May 18, 2026. The Court denied the motion for preliminary injunction on May 28, 2026. Separately, the Department of Justice on behalf of the United States of America moved to intervene as a defendant; the court granted this motion on June 3, 2026, and the United States filed its answer on June 10, 2026. In the Court’s August 19, 2026, Order in Sable Offshore Corp., et al. v. Quintero, Case No. 2:26-cv-02739 the Court stated that its holding was also dispositive in this case (No. 2:26-cv-02946) and invited Sable to file a motion for summary judgment. Sable and PPC filed their motion for summary judgment on October 23, 2026. State Parks filed its first amended complaint on October 9, 2026. Sable’s answer will be filed on November 9, 2026.
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
On May 14, 2026, the Company and non-party the United States removed this matter to federal court under federal officer jurisdiction removal. The federal matter is captioned Center for Biological Diversity et a. v. California Department of Forestry and Fire Protection et al., Case No. 2:26-cv-05242-SVW-SSC (C.D. Cal. May 14, 2026). Both Petitioners and the State of California have moved to remand; that motion was heard for argument on June 8, 2026. Separately, Sable moved for reconsideration of the preliminary injunction. On August 19, 2026, the court issued a ruling finding that “pursuant to [the court’s order], and the doctrine of collateral estoppel, due to the preemptive authority of the DPA Order, [the] state court may not impose or enforce state laws that might burden Sable from complying with the DPA Order.” In the same ruling, the court granted plaintiffs’ motion to remand the case to Santa Barbara County Superior Court, but further found that, to the extent that the state court case now relates to the now-modified portions of the Consent Decree, those issues are now moot. Sable filed a new motion to dissolve the preliminary injunction in Santa Barbara Superior Court on September 22, 2026, and filed a motion for judgment on the pleadings on October 9, 2026. On October 19, 2026, the United States filed a notice of appeal to the Ninth Circuit Court of Appeals, appealing the order to remand the case to state court.
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
On July 20, 2026, the State of California filed a third petition for review in the U.S. Court of Appeals for the Ninth Circuit, against PHMSA, Paul Roberti, in his official capacity as Administrator of PHMSA, and Sean Duffy, in his official capacity as Secretary of Transportation (collectively, “Respondents”) (Case No. 26-04629). The petition challenges PHMSA’s June 25, 2026 order granting Sable a Special Permit, together with the accompanying Analysis and Findings, Jurisdictional Determination, and Finding of No Significant Impact.
On September 22, 2026, the Environmental Defense Center, Get Oil Out!, Santa Barbara County Action Network, Santa Barbara Channelkeeper, the Center for Biological Diversity, and the Wishtoyo Foundation (as Petitioners) filed a fourth petition for review in the U.S. Court of Appeals for the Ninth Circuit against the U.S. Department of Transportation (the “DOT”), Sean Duffy, in his official capacity as the Secretary of the DOT, PHMSA, Paul Roberti, in his official capacity as the Administrator of PHMSA, Doug Burgum, in his official capacity as Secretary of the U.S. Department of the Interior, and the U.S. Fish and Wildlife Service (“FWS”) (Case No. 26-6190). The petition challenges PHMSA’s June 25, 2026 order granting Sable the Special Permit, together with the accompanying Analysis and Findings, Jurisdictional Determination, and Findings of No Significant Impact, as well as FWS’ concurrence with PHMSA’s Endangered Species Act determination.
On October 6, 2026, the Ninth Circuit Court of Appeals consolidated the four foregoing petitions into a single matter. In addition, the Court of Appeals ordered to bifurcate the issue of PHMSA’s jurisdiction over the SYPS, which will be tried first, from the other issues in the case. Petitioners opening briefs on the issue are due on November 9, 2026. The U.S.’ and Sable’s answering briefs are due on December 18, 2026. Petitioners’ reply briefs are due on January 20, 2027.
Consent Decree Matters
On March 16, 2026, OSFM and State Parks (“California Plaintiffs”) filed an ex parte Emergency Motion to Enforce Consent Decree in United States, et al. v. Plains All American Pipeline, L.P., et al., Case No. 2:20-cv-02415(C.D. Cal) in U.S. District Court seeking an order enforcing the Consent Decree and ordering Sable not to restart or continue operating Pipeline Segments 324 and 325 of the SYPS. The Department of Justice (“DOJ”), on behalf of the United States of America (the “United States”), filed its opposition to California Plaintiffs’ Ex Parte Motion on March 18, 2026. On March 23, 2026, the court denied the California Plaintiffs’ Ex Parte Motion, finding “no evidence to support a showing of irreparable prejudice” to California Plaintiffs’ cause if required to seek relief through a regularly noticed motion. On March 30, 2026, the DOJ, on behalf of the United States, filed a Motion to Terminate or Modify the Consent Decree. On April 1, 2026, Defendants Plains All American Pipeline L.P. and Plains Pipeline L.P. filed Joinder to the United States’ Motion to Terminate or Modify the Consent Decree. On the same day, Sable and PPC, as nonparties to the cases, filed a Memorandum in Support of the United States’ motion, and on April 27, 2026, filed a combined brief in opposition to California’s Motion to Enforce and reply brief in support of the United States’ Motion to Terminate or Modify the Consent Decree. A hearing was held on California Plaintiffs’ Motion to Enforce Consent Decree and the United States’ Motion to Terminate the Consent Decree on June 8, 2026, and the court ordered supplemental briefing, which was completed by the parties on June 25, 2026. On August 19, 2026, the Court issued an order (i) granting the U.S.’ Motion to Modify the Consent Decree by substituting PHMSA for OSFM as the regulatory authority overseeing pipeline operations, (ii) declining to grant Plaintiffs’ requested injunctive relief (iii) finding that Sable violated the Consent Decree by resuming petroleum transportation without OSFM authorization and fining Sable in the amount of $1.5 million, and (iv) finding that Sable is no longer in violation of the Consent Decree as of the date of the Court’s Order modifying the Consent Decree. California Plaintiffs filed a motion for reconsideration, which has been fully briefed and taken under submission by the Court.

Note 7 — Stockholders’ Equity
Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock — The Company is authorized to issue a total of 500,000,000 shares of Common Stock at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 207,980,283 and 144,961,796 shares issued and outstanding, respectively.
Equity Issuance
ATM Program. On February 2, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with TD Securities (USA) LLC and Jefferies LLC, as agents (the “Agents”), under which the Company may offer and sell, from time to time at its sole discretion, an aggregate gross sale price of up to $250.0 million of shares of its Common Stock through the Agents, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-286675), which was declared effective by the SEC on May 1, 2025 (the “ATM Program”). The Company filed a prospectus supplement with the SEC on February 2, 2026 in connection with the ATM Program. Under the terms of the Sales Agreement, the Agents may sell the Company’s Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended.
During the three and nine months ended September 30, 2026, the Company issued 16,110,711 and 23,111,345 shares of its Common Stock, respectively, in connection with the ATM Program for aggregate gross proceeds of approximately $76.6 million and $171.5 million, respectively. Associated marketing and legal fees of approximately $1.4 million and $3.1 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity for the three and nine months ended September 30, 2026, respectively.
Common Stock Underwriting Agreement; Concurrent Common Stock Offering. On June 30, 2026, the Company entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with J.P. Morgan Securities LLC, as representative of the several underwriters (the “Common Stock Underwriters”) relating to the underwritten offering of 32,467,533 shares of the Company’s common stock (the “2026 Concurrent Common Stock Offering”). Under the terms of the Common Stock Underwriting Agreement, the Company granted the Common Stock Underwriters a 30-day option to purchase up to 4,870,129 additional shares of common stock. On July 1, 2026, the Common Stock Underwriters exercised this option in full for settlement on July 2, 2026. On July 2, 2026, the Company issued 37,337,662 shares of Common Stock, generating gross proceeds of approximately $115.0 million. Associated marketing and legal fees of approximately $5.8 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity for the three and nine months ended September 30, 2026.
Note 8 — Derivative Instruments
As of September 30, 2026, the Company had the following outstanding oil commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Settlement Period					Weighted Average
Year	Month	Type of Contract	Avg Volumes (Mbo/d)	Index	Floor Price	Ceiling Price

2026	October - December	Costless Collars	29.5	Brent	$65.00	$89.39
2027	January - December	Costless Collars	25.0	Brent	$65.00	$80.00
2028	January - December	Costless Collars	20.5	Brent	$65.00	$73.17
Balance Sheet Offsetting of Derivative Assets and Liabilities
The fair value of derivative instruments is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. We had derivative financial instruments recorded in our unaudited condensed consolidated balance sheet as liabilities at their respective estimated fair value, as set forth below:

	As of September 30, 2026
(in thousands)	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
Commodity derivatives:
Current derivative assets	$14,529	$(14,529)	$—
Current derivative liabilities	(113,488)	14,529	(98,959)
Current derivative liabilities, net	$(98,959)	$—	$(98,959)

Non-current derivative assets	$48,491	$(48,491)	$—
Non-current derivative liabilities	(108,189)	48,491	(59,698)
Non-current derivative liabilities, net	$(59,698)	$—	$(59,698)
Refer to Note 9 — Fair Value Measurements for further details.
Gains and Losses on Derivative Instruments
During both the three and nine months ended September 30, 2026, the Company recognized $158.7 million of unrealized loss on our derivative instruments and $10.0 million of realized loss on our derivative instruments. Unrealized and realized losses on derivative instruments are included in the unaudited condensed consolidated statements of operations as Loss on derivatives, net. There were no unrealized or realized losses recognized during the three and nine months ended September 30, 2025.
Note 9 — Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis, including the related fair value hierarchy:

	As of September 30, 2026
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Private Placement Warrants	$—	$—	$8,823	$8,823
Working Capital Warrants	—	—	6,844	6,844
Restricted Stock Unit Liability(1)	—	191	—	191
Commodity derivative contracts	—	158,657	—	158,657
Total	$—	$158,848	$15,667	$174,515
(1) Certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.

	As of December 31, 2025
(in thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Private Placement Warrants	$—	$—	$22,331	$22,331
Working Capital Warrants	—	—	15,407	15,407
Restricted Stock Unit Liability(1)	—	719	—	719
Total	$—	$719	$37,738	$38,457
(1) Certain restricted stock units qualify for liability treatment and are remeasured at the end of each reporting period.
Assets and Liabilities Not Recorded at Fair Value
The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan B	$626,451	$638,380	$—	$—
Convertible Notes	333,774	409,581	—	—
Senior Secured Term Loan	—	—	921,584	921,584
Total debt, net	$960,225	$1,047,961	$921,584	$921,584
The fair value of the Convertible Notes were determined using the quoted market price as of September 30, 2026, a Level 1 classification in the fair value hierarchy. The estimated fair value of Term Loan B and Senior Secured Term Loan approximated the amount of principal and paid-in-kind interest outstanding because the interest rates were reflective of market rates and are considered a Level 2 fair value measurement. Paid-in-kind interest was only applicable to Senior Secured Term Loan.
Changes in Level 3
The following tables present the changes in the fair value of the Level 3 Private Placement Warrants and Working Capital Warrants:

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2025	$22,331	$15,407	$37,738
Expirations	(2,468)	—	(2,468)
Change in valuation inputs or other assumptions	26,257	20,368	46,625
Fair Value as of March 31, 2026	46,120	35,775	81,895
Change in valuation inputs or other assumptions	(40,579)	(31,477)	(72,056)
Fair Value as of June 30, 2026	5,541	4,298	9,839
Change in valuation inputs or other assumptions	3,282	2,546	5,828
Fair Value as of September 30, 2026	$8,823	$6,844	$15,667

(in thousands)	Private Placement Warrants (Level 3)	Working Capital Warrants (Level 3)	Total Level 3 Liabilities Fair Value
Fair Value as of December 31, 2024	$79,263	$47,678	$126,941
Change in valuation inputs or other assumptions	13,492	7,803	21,295
Fair Value as of March 31, 2025	92,755	55,481	148,236
Change in valuation inputs or other assumptions	(17,325)	(9,821)	(27,146)
Fair Value as of June 30, 2025	75,430	45,660	121,090
Change in valuation inputs or other assumptions	(22,253)	(12,564)	(34,817)
Fair Value as of September 30, 2025	$53,177	$33,096	$86,273
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025.
Fair Value of Financial Assets and Liabilities
The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of the instruments.
Warrant Liabilities
The estimated fair values of the Private Warrants and the Working Capital Warrants are measured using the Modified Black-Scholes Option Pricing Model, which utilizes Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. A change in these significant unobservable inputs to a different value could result in a significantly higher or lower fair value measurement at future reporting dates. The Company estimates the volatility of its Common Stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant liabilities are not subject to qualified hedge accounting. Changes in the estimated fair value of the Private Placement Warrants and Working Capital Warrants are included in the Change in fair value of warrant liabilities on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025.
The following table provides quantitative information regarding Level 3 fair value measurements used to determine the fair value of the Working Capital Warrants and the Private Placement Warrants as of September 30, 2026.

Inputs	September 30, 2026
Stock price	$3.46
Strike price	$11.50
Term (in years)	2.38
Volatility	150.0%
Risk-free rate	4.81%
Dividend yield	0.00%
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

Inputs	December 31, 2025
Stock price	$9.02
Strike price	$11.50
Term (in years)	3.12
Volatility	85.0%
Risk-free rate	3.50%
Dividend yield	0.00%
Note 10 — Supplemental Cash Flow Information
The following table provides supplemental disclosure of substantive cash flow information:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	24,966	—
Supplemental disclosure of non-cash transactions:
Right-of-use assets obtained in exchange for operating lease liabilities	768	335
Change in capital expenditures included in accounts payable and accrued liabilities	37,223	24,360
Change in accrued equity issuance costs	12,803	36
Capitalization of depletion to inventory and linefill	2,523	5,442
Capitalization of other linefill related costs	12,079	—
Change in accrued debt issuance costs	41	—
Non-cash repayment of Senior Secured Term Loan	299,200	—
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
Recent Events
2026 Refinancing Transactions
On July 2, 2026, the Company consummated a series of transactions to refinance the Senior Secured Term Loan and strengthen its capital structure and liquidity position (collectively, the “2026 Refinancing Transactions” or the “Refinancing”). The Refinancing consisted of the following components:
•Convertible Notes Offering. The Company issued $345.0 million aggregate principal amount of 6.5% Convertible Senior Notes due 2031 (the “Convertible Notes”) in an underwritten public offering, resulting in net proceeds of approximately $332.7 million.
•Concurrent Common Stock Offering. The Company issued 37,337,662 shares of Common Stock in an underwritten public offering, resulting in net proceeds of approximately $109.2 million (the “Common Stock Offering”).
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

The Company used the net proceeds of the Convertible Notes and the Common Stock Offering, together with borrowings under the Term Loan B, to repay in full the Company’s Senior Secured Term Loan Agreement (“Senior Secured Term Loan”) with Exxon Mobil Corporation (“Exxon” or “EM”), and to pay related fees and expenses, with the remainder available for general corporate purposes.
Commodity Derivative Activity
In conjunction with the 2026 Refinancing Transactions, the Company was required to enter into hedging agreements within five days of closing. In July 2026, the Company entered into crude oil costless collars with Brent floor prices of $65.00 per barrel to manage its exposure to fluctuations in crude oil prices. The derivatives are not designated as hedges for accounting purposes. As a result, they are recorded at fair value each period, with changes in fair value recognized in earnings. For the three and nine months ended September 30, 2026, the Company recognized a loss on commodity derivatives of $168.7 million, including $10.0 million of realized losses and $158.7 million of unrealized losses due to changes in fair value. The Company expects to hedge additional volumes opportunistically as production increases.
Defense Production Act Order
On March 13, 2026, President Trump signed an Executive Order delegating certain authorities under the Defense Production Act (“DPA”) to the U.S. Secretary of Energy. That same day, Secretary of Energy Chris Wright issued an order pursuant to that delegated authority (the “DPA Order”) which found that the SYU is a critical West Coast energy resource that has been blocked by California state measures. The DPA Order directs Sable to immediately prioritize and allocate pipeline transportation services for hydrocarbons from the SYU through the SYPS, and to maintain compliance until the conditions necessitating the issuance of the order abate or Sable is directed otherwise. On March 14, 2026, the Company resumed transportation of oil through Pipeline Segments 324 and 325 of the SYPS pursuant to the DPA Order.
On March 30, 2026, the State of California filed suit in the U.S. District Court for the Central District of California, alleging that the DPA Order violates the Administrative Procedure Act and the U.S. Constitution (State of California v. Chris Wright, et al., Case No. 2:26-cv-03396). After a June 8, 2026 hearing on the State’s Motion for Preliminary Injunction and supplemental briefing, the federal defendants moved to dismiss, and Sable and Pacific Pipeline Company joined the motion, which was fully briefed and taken under submission on September 17, 2026. On August 19, 2026, the Court denied the State’s Motion for Preliminary Injunction. The State subsequently filed a notice of appeal of the Court’s August 19 Order and filed its opening brief with the U.S. Court of Appeals for the Ninth Circuit on October 2, 2026.
Federal Court Rulings Regarding the Consent Decree and the Santa Ynez Pipeline System
On August 19, 2026, the U.S. District Court for the Central District of California (the “Court”) issued rulings in several proceedings relating to the onshore portion of the SYPS. The rulings were largely favorable to the positions the Company took in the proceedings. The Court modified the Consent Decree to substitute OSFM with PHMSA as the regulatory authority over the onshore portions of the SYPS, declined to enjoin the DPA Order, and held that “a state court may not impose or enforce state laws that might burden Sable from complying with the DPA Order.” The rulings are summarized below:
•Consent Decree. The U.S. Department of Justice moved to terminate or, alternatively, modify the 2020 consent decree entered in United States and the People of the State of California v. Plains All American Pipeline, L.P., et al. (the “Consent Decree”). The Company submitted briefing supporting the United States’ motion as a nonparty to the litigation, and the United States’ motion was heard on June 8, 2026. The Court denied the motion to terminate the Consent Decree and granted the motion to modify it. As modified, the Consent Decree substitutes PHMSA for OSFM as the regulatory authority overseeing pipeline operations, and it dismisses Plains All American Pipeline, L.P. from the Consent Decree.
•DPA Order. In State of California v. Chris Wright, et al. (2:26-cv-03396), the Court denied the State of California’s motion for a preliminary injunction enjoining the DPA Order.
•Consent Decree penalty. The Court granted in part California’s motion to enforce the Consent Decree. It found that the Company violated the Consent Decree by resuming petroleum transportation through the onshore portions of the SYPS without OSFM authorization and assessed a civil penalty of $1.5 million. The penalty is included in operations and maintenance expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026. The Court also determined that Sable is no longer in violation of the Consent Decree as of the date of the Court’s Order modifying the Consent Decree to substitute PHMSA for OSFM.

•Sable Offshore Corp., et al. v. Quintero. The Court declared that the DPA Order bars State Parks from taking legal action to prevent the Company from complying with the DPA Order by operating the onshore portions of the SYPS. The Court further stated that this declaration is dispositive of the parallel trespass action brought by State Parks and invited Sable to file a motion for summary judgment in that proceeding.
•Center for Biological Diversity, et al. v. California Department of Forestry and Fire Protection. The Court remanded the case to the Superior Court of California, County of Santa Barbara. However, the Court “note[d] that, pursuant to this Order and the doctrine of collateral estoppel, due to the preemptive authority of the DPA Order, a state court may not impose or enforce state laws that might burden Sable from complying with the DPA Order.”
On August 20, 2026, the State of California filed a notice of appeal of the Court’s order denying its motion for a preliminary injunction enjoining the DPA Order. On August 21, 2026, the defendant in Sable Offshore Corp., et al. v. Quintero filed a notice of appeal. On October 19, 2026, the United States filed a notice of appeal in Center for Biological Diversity, et al. v. California Department of Forestry, appealing the order to remand the case to state court. The Company cannot predict the outcome of these appeals. Refer to Note 6 — Commitments and Contingencies, for additional disclosures regarding ongoing litigation.
Offshore Buoy Alternative
Sable continues to evaluate the installation of an oil sales buoy (the “Buoy”) to provide access to additional markets for federal crude oil produced from the SYU in the Pacific Outer Continental Shelf Area (the “Buoy Strategy”). Sable is working on permitting for the Buoy Strategy. Sable estimates that the total capital required to install the Buoy would be approximately $125.0 million. See “Risk Factors—Risks Associated with Our Operations—In order to commence operations pursuant to the OS&T Strategy or the Buoy Strategy, we will require clearances and permitting, including from BOEM”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “2026 Q1 10-Q”), and our Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “2026 Q2 10-Q”).
Offshore Storage and Treating Vessel Alternative
On September 29, 2025, Sable announced that it was evaluating an offshore storage and treating vessel (“OS&T”) strategy to provide access to domestic and global markets via shuttle tankers for federal crude oil produced from the SYU in the Pacific Outer Continental Shelf Area (the “OS&T Strategy”). Continued delays related to the SYPS at that time prompted Sable to evaluate the OS&T Strategy. On October 9, 2025, Sable submitted a Development and Production Plan update for the SYU to the Bureau of Ocean Energy Management (“BOEM”), whose functions, together with those of the Bureau of Safety and Environmental Enforcement (“BSEE”), were consolidated into the Marine Minerals Administration (the “MMA”) effective July 10, 2026. Regulatory authorizations, including clearance from the MMA, would be required before the OS&T Strategy could be implemented.
Oil transportation through Pipeline Segments 324 and 325 of the SYPS has resumed, and the Company has been directed under the DPA Order to immediately prioritize and allocate pipeline transportation services for oil from the SYU through the SYPS. As a result, the pipeline delays that prompted the Company to evaluate the OS&T Strategy as an alternative to the SYPS have been resolved, and the Company’s near-term development plan is focused on transportation through the SYPS. The Company continues to evaluate the OS&T Strategy as a longer-term option to diversify sales channels, expand access to domestic and international purchasers, and provide additional flexibility in navigating potential regulatory developments.
If implemented, preparations for the OS&T Strategy would include acquiring a suitable OS&T vessel, refitting and upgrading the vessel and the SYU equipment, transporting the vessel to the SYU, and installing it. Sable estimates that the total capital required to execute the OS&T Strategy would be approximately $475.0 million. See “Risk Factors—Risks Associated with Our Operations—In order to commence operations pursuant to the OS&T Strategy or the Buoy Strategy, we will require clearances and permitting, including from BOEM” included in our 2025 10-K, 2026 Q1 10-Q, and 2026 Q2 10-Q.
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
During the three and nine months ended September 30, 2026, the Company issued 16,110,711 and 23,111,345 shares of its Common Stock, respectively, in connection with the ATM Program, for aggregate gross proceeds of approximately $76.6 million and $171.5 million, respectively. Associated marketing and legal fees of approximately $1.4 million and $3.1 million were paid and recognized as an offset to the proceeds within Additional paid-in capital in the unaudited condensed consolidated balance sheet and statement of changes in stockholders’ equity for the three and nine months ended September 30, 2026, respectively.
Oil Marketing
The California crude oil market is challenged by a lack of in-state refining capacity. California is geographically isolated from other U.S. refining centers and has limited pipeline connectivity to them. The number of refineries operating in the state has declined significantly over time, including the recent closures of the Phillips 66 Los Angeles refinery and the Valero Benicia refinery. These closures have reduced the number of potential purchasers for California-produced crude oil. On October 22, 2026, President Trump signed a Presidential Determination pursuant to Section 303 of the DPA determining that domestic petroleum production, refining, and logistics capacity are essential to the national defense. The determination makes available DPA financial support and other incentives intended to encourage the expansion of domestic refining capacity, including in regions such as the West Coast where refining capacity has been identified as insufficient. The Company cannot predict whether or when any such incentives will result in additional refining capacity in California.
The Company has historically sold all of its crude oil production to a single purchaser. As described in Note 1 — Organization, Business Operations, and Going Concern, on October 6, 2026, the purchaser temporarily curtailed its purchases of the Company’s crude oil due to an operational issue on the part of the purchaser, and the curtailment has continued through the date of this filing. To diversify its customer base and reduce its reliance on a single purchaser, the Company has received commitments from additional refiners in California and began selling barrels to these purchasers in November 2026. However, the volumes committed by these additional purchasers are currently less than the volumes historically purchased by the Company’s primary purchaser, and there can be no assurance that the Company will be able to secure sufficient additional commitments to offset the curtailed volumes. Refer to the section entitled “Part II, Item 1A. Risk Factors—We depend upon a limited number of purchasers for the sale of most of our crude oil. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the crude oil we produce.”
Recent Trends and Outlook
Trends
Commodity prices have been highly volatile during the nine months ended September 30, 2026, driven primarily by geopolitical developments in the Middle East. Benchmark crude oil prices began 2026 near multi-year lows, with Brent trading in the low-$60s per barrel amid a well-supplied global market and moderate demand growth. Prices rose sharply after armed conflict broke out between the United States and Iran in late February 2026 and to the related disruptions to shipping through the Strait of Hormuz. Brent crude briefly reached $118.35 per barrel on March 31, 2026, its highest level since the onset of the COVID-19 pandemic, before moderating as the conflict de-escalated and a temporary ceasefire took hold. During the third quarter of 2026, Brent declined to a low of $71.57 per barrel in early July following a memorandum of understanding between the United States and Iran. It then rose to $100.69 per barrel in late July after renewed attacks on tankers transiting the Strait of Hormuz. Brent averaged approximately $91.29 per barrel during the third quarter of 2026 and was approximately $103.53 per barrel as of September 30, 2026. As of the date of this filing, crude oil prices remain elevated and volatile relative to pre-conflict levels, and they remain sensitive to developments affecting shipping through the Strait of Hormuz.
The Company is subject to ongoing litigation and regulatory proceedings, including matters involving California state agencies, refer to Note 6 — Commitments and Contingencies for additional details. Continued regulatory scrutiny and legal proceedings contribute to an uncertain operating environment. They may result in increased compliance costs, operational delays, or other constraints, which could adversely affect the Company’s business, results of operations, financial condition, and capital expenditures.

Outlook
Oil production at the Santa Ynez Unit resumed in 2025, oil sales resumed in March 2026, and the Company completed its 2026 Refinancing Transactions in July 2026. The Company’s near-term strategy is to increase production across its offshore platforms while managing its capital structure, liquidity and debt service obligations. Oil sales averaged approximately 27.5 thousand net barrels per day during the three months ended September 30, 2026.
As a result of the curtailment of crude oil purchases by the Company’s purchaser beginning October 6, 2026, as described under “Oil Marketing” above and in Note 1 — Organization, Business Operations, and Going Concern, the Company no longer expects to achieve its previously announced guidance of average net crude oil sales of 40.0 to 45.0 thousand barrels of oil per day (“MBoe/d”) for the second half of 2026. The Company currently expects average net crude oil sales of 20 to 30 MBoe/d for the second half of 2026, which excludes the impact of any potential sale of the Company’s existing crude oil inventory. The Company expects the current sales constraints to be resolved during the fourth quarter of 2026 as the Company anticipates recommencing sales with our purchaser, initiating sales with the additional California refiners, and Platform Hondo is fully commissioned and brought online. These expectations are forward-looking statements and are subject to significant risks and uncertainties, including the timing and volumes of sales to new purchasers, the duration of our purchasers curtailment, the timing of the restart of Platform Hondo, the Company’s liquidity, and the outcome of ongoing litigation and regulatory proceedings. Actual results may differ materially from these expectations.
Platform Hondo. Reconstruction and internal operational commissioning of Platform Hondo are complete. The Company expects to receive the MMA’s final review and approval of the Platform Hondo instrumentation, control and safety commissioning submission and to restart Platform Hondo in November 2026. The Company is completing operational and facility upgrades at LFC to increase emulsion processing capacity, so that LFC can process production from all three platforms at full productive capacity.
Sable is coordinating with the federal government in various legal matters to defend its vested rights to operate its assets and to ensure compliance with certain federal mandates, including the DPA Order. Sable is also pursuing damages and other legal remedies in response to state and county regulatory actions. The following discussion should be read in conjunction with the risk factors and other disclosures included elsewhere in this report.
Components of Results of Operations
Revenue
On March 29, 2026, the Company initiated oil sales after filling the SYPS with oil produced from Platform Harmony. In April 2026, the Company resumed oil production from Platform Heritage with such produced oil contributing to sales thereafter. The Company expects to resume oil production from Platform Hondo during the fourth quarter of 2026. The Company’s revenue stems from the sale of the oil produced from the SYU, processed by LFC, and transported via the interstate SYPS to its ultimate sales point at Pentland Station.
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
Results of Operations
The following review of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and notes thereto included in this Quarterly Report on Form 10-Q.
Revenue. The following table presents our oil and NGL revenues, sales volumes, and average realized prices for the three and nine months ended September 30, 2026 and 2025. The Company had no natural gas revenue or sales volumes for the periods presented.

(in millions, except per Bbl or per BOE amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2026	2025	2026	2025
Oil sales	$153.2	$—	$291.0	$—
Natural gas liquid sales	0.5	—	0.6	—
Total oil and natural gas liquid revenues	$153.7	$—	$291.6	$—

Sales Volumes Data:
Oil (MBbls)	2,508	—	4,426	—
Natural gas liquids (MBbls)	18	—	24	—
Total sales volumes (MBOE)	2,526	—	4,450	—

Total daily sales volumes (BOE/d)	27,457	—	24,051	—

Average Realized Prices:
Oil ($ per Bbl)	$61.08	$—	$65.76	$—
Natural gas liquids ($ per Bbl)	$25.55	$—	$25.01	$—
Combined ($ per BOE)	$60.82	$—	$65.54	$—

Oil, hedged ($ per Bbl)(1)	$57.10	$—	$63.50	$—
(1)Hedged oil prices reflect the effect of our commodity derivative transactions on our average sales prices and include gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting.

The Company initiated oil sales in March 2026, following the completion of filling the SYPS on March 29, 2026. Accordingly, no sales volumes or revenues were recognized for the three and nine months ended September 30, 2025.

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025
The following table presents selected unaudited condensed consolidated financial results of operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	$		%
Revenue
Oil and natural gas liquids sales	$153,636	$—	$153,636	$—	nm
Other	734	—	734		nm
Total revenue	154,370	—	154,370		100%
Operating Expenses
Operations and maintenance expenses	114,094	79,405	34,689		44%
Depletion, depreciation, amortization and accretion	43,981	3,259	40,722		1,250%
General and administrative expenses	37,928	36,719	1,209		3%
Total operating expenses	196,003	119,383	76,620		64%
Loss from operations	(41,633)	(119,383)	77,750		(65)%
Other expense (income):
Change in fair value of warrant liabilities	5,828	(34,817)	40,645		nm
Loss on derivatives, net	168,651	—	168,651		nm
Other income, net	(523)	(1,828)	1,305		nm
Interest expense	41,370	21,010	20,360		97%
Loss on extinguishment of debt	15,025	—	15,025		nm
Total other expense (income), net	230,351	(15,635)	245,986		nm
Loss before income taxes	(271,984)	(103,748)	(168,236)		162%
Income tax (benefit) expense	(2,662)	6,630	(9,292)		nm
Net loss	$(269,322)	$(110,378)	$(158,944)		144%
nm: not meaningful
Revenue. The Company recognized $153.6 million in oil and natural gas liquids sales and $0.7 million in other revenue for the three months ended September 30, 2026, compared to no revenue recognized for the three months ended September 30, 2025, as oil sales did not commence until March 2026.
Operating and maintenance expenses. Operating and maintenance expenses were $114.1 million for the three months ended September 30, 2026, an increase of $34.7 million, or 44%, compared to $79.4 million for the three months ended September 30, 2025. The increase was primarily attributable to restart-related activities and operator rights expenditures. Platform Heritage commenced initial production in April 2026 and contributed a full quarter of operating costs during the three months ended September 30, 2026, with no comparable costs recognized during the three months ended September 30, 2025. The increase was also attributable to $6.6 million of start-up related demurrage charges which were recognized for the three months ended September 30, 2026, with no comparable costs recognized in the prior-year period. The Company expects overall operating and maintenance expenses to remain elevated relative to prior periods until all production wells are online and steady state operations is achieved.
Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $44.0 million for the three months ended September 30, 2026, an increase of $40.7 million, or 1,250%, compared to $3.3 million for the three months ended September 30, 2025. The increase was primarily attributable to the initial depletion expense recognized following the Company’s commencement of oil sales in March 2026. For the three months ended September 30, 2025, depletion, depreciation, amortization and accretion primarily consisted of accretion expense related to asset retirement obligations, as depletion expense had not yet commenced. During the three months ended September 30, 2026, the Company recognized $40.0 million of depletion, depreciation and amortization associated with the SYU assets, $38.0 million of which was associated with current period production. Volumes held in the storage tanks at LFC decreased during the current period, resulting in $2.0 million of depletion, depreciation and amortization associated with prior period production being expensed during the three months ended September 30, 2026. Depletion, depreciation, amortization and accretion expense is expected to increase in future periods as production volumes and sales activity increase.

General and administrative expenses. G&A expenses were $37.9 million for the three months ended September 30, 2026, an increase of $1.2 million, or 3%, compared to $36.7 million for the three months ended September 30, 2025. The increase was primarily attributable to $1.3 million of higher compensation expense for three months ended September 30, 2026.
Total other expense (income), net. Total other expense, net was $230.4 million for the three months ended September 30, 2026, compared to total other income, net of $15.6 million for the three months ended September 30, 2025, a change of $246.0 million. The change was primarily attributable to a $168.7 million loss on derivatives, net, consisting of $10.0 million of realized losses on settled contracts and $158.7 million of unrealized losses from changes in fair value. The losses reflect increases in oil prices relative to the fixed prices in the Company’s commodity derivative contracts, which resulted in cash settlements paid on contracts that settled during the period and a decline in the fair value of the remaining open positions. The change was also attributable to a $40.6 million change in the fair value of warrants that was driven by a shorter remaining term and changes in market volatility. Further contributing to the change, the Company recognized a $20.4 million increase in interest expense and a $15.0 million loss on extinguishment of debt related to the 2026 Refinancing Transactions that occurred during the three months ended September 30, 2026 (refer to Note 4 — Debt for additional details regarding the 2026 Refinancing Transactions).
Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2026 was $2.7 million, compared to an income tax expense of $6.6 million for the three months ended September 30, 2025. The Company’s effective tax rate was 1.0 percent for the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 reflects the cumulative effect of a change in the estimated annual effective tax rate, which the Company had estimated to be negative 11.5% as of June 30, 2026. In accordance with ASC 740-270-35-2, the effect of a change in the estimated annual effective tax rate is recognized in the interim period in which the change occurs, resulting in a disproportionate rate for the current quarter relative to the year-to-date rate. The effective tax rate also differed from the U.S. federal statutory tax rate of 21.0% primarily due to changes in valuation allowance on the deferred tax assets and disallowed expenses.
The Company’s effective tax rate was negative 6.4% for the three months ended September 30, 2025. Based on its ongoing assessment of the realizability of deferred tax assets, the Company concluded that it was more likely than not that a portion of such assets would not be realized. Accordingly, the Company recorded an additional valuation allowance in the prior-year period. This determination was primarily driven by limitations on the utilization of net operating losses, including the limitation to 80% of taxable income. As a result, the increase in the valuation allowance resulted in income tax expense in for the for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 vs. the Nine Months Ended September 30, 2025.
The following table presents selected unaudited condensed consolidated financial results of operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2026	2025	$		%
Revenue
Oil and natural gas liquids sales	$291,616	$—	$291,616	$—	nm
Other	1,150	—	1,150		nm
Total revenue	292,766	—	292,766		100%
Operating Expenses
Operations and maintenance expenses	295,601	164,246	131,355		80%
Depletion, depreciation, amortization and accretion	79,947	9,452	70,495		746%
General and administrative expenses	144,499	134,369	10,130		8%
Total operating expenses	520,047	308,067	211,980		69%
Loss from operations	(227,281)	(308,067)	80,786		(26)%
Other (income) expenses:
Change in fair value of warrant liabilities	(22,071)	(40,668)	18,597		(46)%
Loss on derivatives, net	168,651	—	168,651		nm
Other income, net	(1,741)	(7,776)	6,035		(78)%
Interest expense	119,104	63,029	56,075		89%
Loss on extinguishment of debt	15,025	—	15,025		nm
Total other expense, net	278,968	14,585	264,383		1,813%
Loss before income taxes	(506,249)	(322,652)	(183,597)		57%
Income tax expense	24,315	25,336	(1,021)		(4)%
Net loss	$(530,564)	$(347,988)	$(182,576)		52%
nm: not meaningful
Revenue. The Company recognized $291.6 million in oil and natural gas liquids sales and $1.2 million in other revenue for the nine months ended September 30, 2026, compared to no revenue recognized for the nine months ended September 30, 2025, as oil sales did not commence until March 2026.
Operating and maintenance expenses. Operating and maintenance expenses were $295.6 million for the nine months ended September 30, 2026, an increase of $131.4 million, or 80%, from $164.2 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was attributable to (i) $103.6 million of higher operating costs primarily related to contract labor, chemicals, repair and maintenance, energy usage, and insurance, (ii) $25.1 million of demurrage charges associated with commencing oil sales; and (iii) operator rights expenditures. These increases are due to ramp-up activity at the three offshore platforms, LFC, and SYPS toward full operating capacity, and due to higher variable operating costs following the commencement of oil sales in March of 2026. The Company expects overall operating and maintenance expenses to remain elevated relative to prior periods until all production wells are online and steady state operations is achieved.
Depletion, depreciation, amortization and accretion. Depletion, depreciation, amortization and accretion was $79.9 million for the nine months ended September 30, 2026, representing an increase of $70.5 million, or 746%, compared to $9.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to the initial depletion expense recognized following the Company’s commencement of oil sales in March 2026. During the nine months ended September 30, 2026, the Company recognized $71.6 million of depletion, depreciation and amortization associated with the SYU assets, $3.2 million of which was capitalized to Inventory and linefill within Oil and gas properties on the unaudited condensed consolidated balance sheet, as the associated production was used to increase the volumes held within the SYPS and the storage tanks at LFC as of September 30, 2026 (refer to Note 2 — Significant Accounting Policies for additional details regarding linefill). For the nine months ended September 30, 2025, depletion, depreciation, amortization and accretion primarily consisted of accretion expense related to asset retirement obligations, as depletion expense had not yet commenced. Depletion, depreciation, amortization and accretion expense is expected to increase in future periods as production volumes and sales activity increase.
General and administrative expenses. G&A expenses were $144.5 million for the nine months ended September 30, 2026, an increase of $10.1 million, or 8% compared to $134.4 million for the nine months ended September 30, 2025. The increase in G&A expenses was primarily attributable to a $14.5 million increase in share-based compensation expense and a $14.8 million increase in legal expenses related to ongoing legal and regulatory matters, partially offset by a $20.5 million decrease in incentive compensation costs. Upon the Company’s achievement of first production in May 2025, the Company made certain restart related incentive compensation payments and initiated accruing annual incentive compensation based on management’s expectations, both of which were recognized during the nine months ended September 30, 2025.
Total other expense, net. Total other expense, net was $279.0 million for the nine months ended September 30, 2026, an increase of $264.4 million compared to $14.6 million for the nine months ended September 30, 2025. The increase in total other expense, net was primarily attributable to a $168.7 million loss on derivatives, net, consisting of $10.0 million of realized losses on settled contracts and $158.7 million of unrealized losses from changes in fair value. The losses reflect increases in oil prices relative to the fixed prices in the Company’s commodity derivative contracts, which resulted in cash settlements paid on contracts that settled during the period and a decline in the fair value of the remaining open positions. The increase was also attributable to a $56.1 million increase in interest expense and a $15.0 million loss on extinguishment of debt which were driven by (i) prior amendments to the Senior Secured Term Loan that increased the amortization of debt issuance costs incurred in relation to such amendments and increased the Company’s interest rate from 10% to 15%, and (ii) the additional interest and the loss on extinguishment of debt due to the 2026 Refinancing Transactions (refer to Note 4 — Debt for additional details regarding the 2026 Refinancing Transactions). Further contributing to the increase in total other expense, net was an $18.6 million change in the fair value of the warrant liabilities, driven by a shorter remaining term and changes in market volatility.
Income tax expense. Income tax expense for the nine months ended September 30, 2026, was $24.3 million, representing a decrease of $1.0 million, or 4%, compared to $25.3 million for the nine months ended September 30, 2025. The Company’s effective tax rate was negative 4.8% for the nine months ended September 30, 2026. The effective tax rate differed from the U.S. federal statutory tax rate of 21.0% primarily due to changes in valuation allowance on the deferred tax assets and disallowed expenses. The Company recognized a discrete tax expense of $2.2 million for the nine months ended September 30, 2026, resulting from a tax shortfall on stock-based compensation vesting for which the related deduction did not fully offset the associated book expense.
The Company’s effective tax rate was negative 7.9% for the nine months ended September 30, 2025. Based on its ongoing assessment of the realizability of deferred tax assets, the Company concluded that it was more likely than not that a portion of such assets would not be realized. Accordingly, the Company recorded an additional valuation allowance. This determination was primarily driven by limitations on the utilization of net operating losses, including the limitation to 80% of taxable income. As a result, the increase in the valuation allowance resulted in income tax expense for the nine months ended September 30, 2025.
Capital Resources and Liquidity
Overview. Prior to commencing sales of production volumes through the SYPS, the Company incurred significant capital expenditures in excess of operating cash flows to achieve first sales. Additional capital will be required to resume oil production from the remaining wells at SYU, as well as to activate certain LFC facilities that are not yet fully operational. Historically, the SYU’s primary source of liquidity has been operational cash flows, supplemented by the Company’s access to the debt and equity capital markets. As discussed above, on July 2, 2026, the Company consummated the 2026 Refinancing Transactions, which extended the maturity of the Company’s senior secured indebtedness and enhanced the Company’s liquidity position. As of October 31, 2026 we had unrestricted cash and cash equivalents of $37.5 million.
Going Concern. As a result of the Company’s primary purchaser’s temporary curtailment of its purchases of the Company’s crude oil beginning October 6, 2026, as described in Note 1 — Organization, Business Operations, and Going Concern, management does not currently expect operating cash flows, together with the remaining proceeds of the 2026 Refinancing Transactions, to be sufficient to fund operating expenses and service indebtedness in the near term. The curtailment of sales from our primary purchaser continued throughout October 2026 and remains ongoing as of the date of this filing. In response, the Company has reduced production to manage crude oil inventory levels at its dedicated storage facilities. In early November 2026, the Company began selling crude oil to additional purchasers, and the Company anticipates that its primary purchaser will resume purchasing barrels in the near term. However, the timing and volume of any such resumption are uncertain. Refer to the section entitled “Part II, Item 1A. Risk Factors—We depend upon a limited number of purchasers for the sale of most of our crude oil. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the crude oil we produce.”
Management is actively pursuing a sale of its current crude oil inventory and additional marketing options for its future production, as well as pursuing other liquidity solutions, including equity and unsecured debt offerings. However, there can be no assurance that these plans will be successfully implemented. In addition, the Company’s liquidity remains subject to commodity price volatility, regulatory developments, and other factors. Accordingly, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the date of the unaudited condensed consolidated financial statements included in this Quarterly Report are issued. The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the carrying amounts of assets or the classification of liabilities. Refer to the section entitled “Part II, Item 1A. Risk Factors—Our ability to meet our obligations as they become due over the next twelve months depends on our ability to sell our crude oil and obtain additional financing, which raises substantial doubt about our ability to continue as a going concern.”
Planned Expenditures. Planned expenditures, including capital, operational and general and administrative expenses across the Company’s operations, are expected to total approximately $110.0–$120.0 million for the remainder of 2026. Capital expenditures will continue to focus on facility upgrades, maintenance capital, and low–cost production optimization initiatives. The Company expects to fund these expenditures primarily through operating cash flows; however, as a result of the curtailment of crude oil sales to our purchaser described above, the Company may need to defer certain of these expenditures or seek alternative sources of funding. As previously discussed, the OS&T Strategy and the Buoy Strategy are not expected to be pursued in the near term and, accordingly, no material expenditures related to such strategies are planned for 2026.
Capital Raising Activities. During the first quarter of 2026, the Company entered into the ATM Program to support its capital requirements and enhance liquidity, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its Common Stock having an aggregate gross sales price of up to $250.0 million, with approximately $78.5 million remaining at September 30, 2026 under the ATM Program.
On July 2, 2026, the Company completed the 2026 Refinancing Transactions, which extended the maturity of the Company’s debt obligations and improved its liquidity position. As a result, management re-evaluated the Company’s ability to continue as a going concern and concluded that the conditions and events that previously raised substantial doubt had been alleviated. However, as a result of the curtailment of crude oil sales to by our purchaser beginning on October 6, 2026, as described in Note 1 — Organization, Business Operations, and Going Concern, management has concluded that substantial doubt exists regarding the Company’s ability to continue as a going concern within one year after the issuance date of the unaudited condensed consolidated financial statements contained in this Quarterly Report, which have been prepared on a basis that assumes the Company will continue as a going concern.
Cash Flows
The following table summarizes cash flows from Operating, Investing and Financing activities:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2026	2025	$	%
Cash flows (used in) provided by:
Operating activities	$(146,520)	$(253,574)	$107,054	42%
Investing activities	(111,595)	(323,093)	211,498	65%
Financing activities	198,470	282,524	(84,054)	30%
Net change in cash and cash equivalents	$(59,645)	$(294,143)
Cash Flows from Operating Activities. Since the Company initiated oil sales in March 2026, revenues were recognized for only a portion of the nine months ended September 30, 2026, and no operating revenues were recognized for the nine months ended September 30, 2025. Net cash used in operating activities was $146.5 million for the nine months ended September 30, 2026, a decrease of $107.1 million, or 42%, compared to net cash used in operating activities of $253.6 million for the nine months ended September 30, 2025. The primary use of cash during the nine months ended September 30, 2026 related to commissioning Platforms Heritage and Hondo and the resulting ramp of operational activity occurring following the completion of Platforms Harmony and Heritage which occurred in May of 2025 and April of 2026, respectively. The primary use of cash during the nine months ended September 30, 2025 was attributable to maintenance and operational readiness activities.

For the nine months ended September 30, 2026, the Company incurred a net loss of $530.6 million, which included non-cash charges of $168.7 million for the loss on derivatives, net, comprised of a $158.7 million mark-to-market loss on derivatives and a $10.0 million loss on realized derivatives payable, $79.9 million of depletion, depreciation, amortization and accretion, $72.8 million of paid-in-kind interest, $42.5 million of share-based compensation, $24.3 million of income tax expense, $15.8 million of amortization of debt discount and issuance costs, including accretion of the exit fee, and a $15.0 million loss on extinguishment of debt, partially offset by a $22.1 million decrease in the fair value of warrants. The change in accounts receivable of $73.4 million relates to the commencement of oil sales in March of 2026 and the change in accounts payable of $56.3 million is primarily attributable to an increase in accruals related to the commissioning efforts for Platform Hondo and the completion of Platforms Harmony and Heritage in May of 2025 and April of 2026, respectively.
For the nine months ended September 30, 2025, the Company incurred a net loss of $348.0 million, which included non-cash charges of $62.6 million of paid-in-kind interest, $30.0 million of share-based compensation, $25.3 million of income tax expense, and $9.5 million of depletion, depreciation, amortization and accretion, partially offset by $40.7 million related to the decrease in the fair value of warrants. Changes in accounts payable of $20.7 million were primarily attributable to an increase in vendor payables associated with the restart efforts.
Cash Flows from Investing Activities. Net cash used in investing activities was $111.6 million for the nine months ended September 30, 2026, a decrease of $211.5 million, or 65%, compared to $323.1 million for the nine months ended September 30, 2025. Cash used in investing activities for the nine months ended September 30, 2026 was primarily attributable to the commissioning of Platforms Heritage and Hondo, while the investing activities for the nine months ended September 30, 2025 primarily consisted of capital expenditures associated the commissioning of Platform Harmony and restart efforts to return LFC and the SYPS to full operational capacity.
Cash Flows from Financing Activities. Net cash provided by financing activities was $198.5 million for the nine months ended September 30, 2026, which was primarily attributable to $700.6 million of debt proceeds associated with the 2026 Refinancing Transactions and $286.5 million of gross proceeds from common stock offerings. $171.5 million of the gross proceeds from common stock offerings was attributable to the ATM Program and $115.0 million was associated with the 2026 Refinancing Transactions. Such proceeds were net of (i) $712.4 million of cash for the repayment of the Senior Secured Term Loan and scheduled principal payments for the Term Loan B, $54.0 million of cash paid for debt issuance costs associated with the 2026 Refinancing Transactions and prior amendments to the Senior Secured Term Loan, and $22.3 million of cash paid for equity issuance costs associated with the 2026 Refinancing Transactions and the ATM Program. Net cash provided by financing activities was $282.5 million for the nine months ended September 30, 2025, which consisted of $295.0 million of gross proceeds from a 2025 equity offering and $12.5 million of cash paid for related offering costs.
Contractual Obligations
On July 2, 2026, the Company completed the 2026 Refinancing Transactions, which repaid in full the Senior Secured Term Loan that had financed most of the Purchase Price. As of September 30, 2026, the Company’s principal debt obligations were as follows:
•Term Loan B. $658.1 million of principal outstanding under a $675.0 million senior secured Term Loan B maturing December 15, 2028. The Term Loan B bears interest at a fixed rate of 15.00% per annum and requires quarterly amortization payments of 2.5% of the original principal amount for the quarters ending September 30 and December 31, 2026, and 5.0% per quarter thereafter. It also requires mandatory prepayments of 100% of excess cash flow, subject to a $25.0 million minimum unrestricted cash balance. An exit fee of 1.0% to 3.0% applies to repayments made on or after June 30, 2027, increasing over time. At maturity, refinancing, or acceleration, the lenders must also have received at least a 1.25x multiple on invested capital.
•Convertible Notes. $345.0 million aggregate principal amount of 6.5% Convertible Senior Notes due July 1, 2031, issued July 2, 2026. Interest is payable semiannually in arrears on January 1 and July 1, beginning January 1, 2027. The notes are convertible at an initial conversion rate of 249.7502 shares of common stock per $1,000 principal amount, equivalent to approximately $4.00 per share, subject to customary adjustments. The Company may settle conversions in cash, shares, or a combination of both.
Refer to “Recent Events” and Note 4 — Debt to the unaudited condensed consolidated financial statements for additional details.
ExxonMobil P&A Financial Security. Under the Fifth Amendment to the Sable-EM Purchase Agreement, dated October 14, 2025, the Company is required to obtain a $350.0 million performance bond, with ExxonMobil as sole beneficiary, as financial security for plugging and abandonment obligations at the SYU (“P&A Financial Security”). ExxonMobil may request that the bond be increased to $500.0 million. The P&A Financial Security was originally due within three business days of the maturity date of the Senior Secured Term Loan. Under a Limited Waiver dated June 22, 2026, ExxonMobil temporarily waived this requirement until the earliest of (i) December 22, 2028, (ii) the repayment or refinancing of the Term Loan B, and (iii) the occurrence of an event of default under the Company’s financing agreements or other contractual obligations to ExxonMobil. Refer to Note 6 — Commitments and Contingencies for additional details.
Additional obligations include the performance of ARO, as described under “Critical Accounting Policies and Estimates — Asset Retirement Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Off Balance Sheet Arrangements
As of September 30, 2026, the Company had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The critical accounting policies and estimates applied in the preparation of the Sable’s interim unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 except as follows.
Revenue Recognition
As of September 30, 2026, the Company has sold all of its crude oil to a single purchaser under a short-term agreement at prevailing market prices, with certain adjustments for product quality and geographic location. The Company recognizes revenue at the point in time when its performance obligation is satisfied and control transfers to the purchaser, which occurs at the delivery point. Accordingly, the Company is dependent on this purchaser for substantially all of its revenue. Refer to Note 1 — Organization, Business Operations, and Going Concern for a discussion of the purchaser’s curtailment of crude oil purchases beginning October 6, 2026.
Oil and Gas Properties
Linefill. The SYPS is an interstate pipeline that transports crude oil from the SYU through LFC in Santa Barbara County, California, to Pentland Station in Kern County, California. The Company classifies the quantity of oil used to fill the portion of the SYPS from LFC to Pentland as linefill, such that when an incremental barrel of oil is pumped into that portion of the SYPS, it forces oil out at the Pentland Station sales point. The linefill capacity is approximately 540 thousand barrels (“MBbls”). Crude oil linefill is carried at historical cost and classified as a long-term asset within Oil and gas properties on the unaudited condensed consolidated balance sheets.
The Company capitalized costs incurred that were directly attributable to filling the portion of SYPS described above, including associated depletion, depreciation, and amortization. Linefill will not be depreciated, but is subject to impairment in accordance with Financial Accounting Standards Board (“FASB”) guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value.
Derivative Instruments
The Company uses derivative instruments to hedge its exposure to cash flow variability from commodity prices. Financial commodity derivative instruments are recorded at fair value and included on the unaudited condensed consolidated balance sheets as assets or liabilities with such amounts classified as current or long-term based on their anticipated settlement dates. The Company marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period as Loss on derivatives, net in the unaudited condensed consolidated statements of operations. The related cash flow impact of settled contracts is reflected as cash flows from operating activities. To the extent that contracts with the same counterparty are allowed to be netted upon payment subject to a master netting arrangement, these amounts are reported on a net basis on the unaudited condensed consolidated balance sheets.
By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company has entered into commodity derivative instruments only with counterparties that are also lenders under the Senior Revolver and have been deemed an acceptable credit risk. As such, collateral is not required from either the counterparties or the Company on its outstanding commodity derivative contracts.

Emerging Growth Company
We are an “emerging growth company,” or EGC, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we have elected to comply with certain reduced public company reporting requirements.
We will cease to be an EGC as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing of Flame Acquisition Corp.’s initial public offering. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will no longer be able to take advantage of such reduced reporting requirements.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
Regulatory Risk
The Company’s operations are subject to extensive regulation by federal, state, and local authorities, including regulatory oversight by MMA and PHMSA. Additionally, California maintains a complex regulatory framework governing offshore and onshore oil and gas operations, pipeline transportation, environmental compliance, and permitting. Regulatory approvals required to modify infrastructure may be subject to additional conditions, delays, or legal challenge, which could increase costs or affect the timing of planned activities. Certain regulatory matters and related uncertainties are discussed in Note 6 — Commitments and Contingencies to the unaudited condensed consolidated financial statements. While the Company cannot reasonably quantify the financial impact of future regulatory actions, delays or changes in regulatory requirements, such occurrences could result in incremental capital expenditures, periods without revenue, or reduced cash flows, which could adversely affect the Company’s liquidity as described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Debt Refinance and Liquidity Risk
As part of the 2026 Refinancing Transactions, the Company repaid the Senior Secured Term Loan in full, issued the Term Loan B, issued the Convertible Notes, and entered into the Senior Revolver. The Term Loan B, the Convertible Notes, and the Senior Revolver are scheduled to mature on December 15, 2028, July 1, 2031 and December 15, 2028, respectively. Refer to “Recent Events” above and Note 4—Debt to the unaudited condensed consolidated financial statements for additional details regarding the 2026 Refinancing Transactions.
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
Refer to Note 8—Derivative Instruments to the unaudited condensed consolidated financial statements for additional details.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2026. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Item 1A.     Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), included in our Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “2026 Q1 10-Q”), and included in our Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “2026 Q2 10-Q”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2025 10-K, 2026 Q1 10-Q, or the 2026 Q2 10-Q. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
We depend upon a limited number of purchasers for the sale of most of our crude oil. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the crude oil we produce.
The availability of a ready market for any oil we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, and the effect of federal regulation of oil and natural gas production and federal regulation of oil and gas sold in interstate commerce. In addition, we depend upon a limited number of purchasers for the sale of most of our crude oil. We cannot assure you that we will continue to have ready access to suitable markets for our future oil production. Any termination or sustained disruption in the gathering, processing and transportation of our oil production by our purchasers on their systems and in their facilities would materially and adversely affect our financial condition and results of operations. For example, on October 6, 2026, the Company’s single downstream purchaser of crude oil temporarily curtailed its purchases of the Company’s crude oil due to maintenance and upgrades to storage tanks at their refinery, which were expected to be resolved promptly. The curtailment of sales from our primary purchaser continued throughout October 2026 and remains ongoing as of the date of this filing. In response, the Company has reduced production to manage crude oil inventory levels at its dedicated storage facilities. In early November 2026, the Company began selling crude oil to additional purchasers, and the Company anticipates that its primary purchaser will resume purchasing barrels in the near term. However, the timing and volume of any such resumption are uncertain. As a result, in the near term the Company does not expect to have sufficient liquidity to meet its obligations as they become due.
Our ability to meet our obligations as they become due over the next twelve months depends on our ability to sell our crude oil and obtain additional financing, which raises substantial doubt about our ability to continue as a going concern.
In our consolidated financial statements for the nine months ended September 30, 2026 and 2025, we concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the unaudited condensed consolidated financial statements contained in this Quarterly Report. Our ability to continue as a going concern will require us to explore options to market our crude oil currently held in inventory and additional marketing options (other refineries) for our future production as well as pursuing other liquidity solutions, including equity and unsecured debt offerings. If we are unable to sell our crude oil currently held in inventory or obtain additional funding, our prospects, business, financial condition and results of operations will be adversely affected, and we may be unable to continue as a going concern. If we are unable to sell our crude oil or raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or eliminate some or all of our planned capital expenditures, development, production and marketing activities or may be forced to reduce or terminate our operations. Our financial condition could adversely affect our relationships with customers and suppliers, which could, in turn, negatively impact our working capital, revenue and ability to execute our business plan. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors and other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
(a) N/A.
(b) N/A.
(c)    During the three and nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporate by Reference
				Filing
No.	Description of Exhibit	Form	Exhibit	Date

3.1	Second Amended and Restated Certificate of Incorporation of Sable Offshore Corp.	8-K	3.1	2/14/24

3.2	Amended and Restated Bylaws of Sable Offshore Corp.	8-K	3.2	2/14/24

4.1	Indenture, dated July 2, 2026, between Sable Offshore Corp. and U.S. Bank Trust Company, National Association, as trustee	8-K	4.1	7/2/26

4.2	First Supplemental Indenture, dated as of July 2, 2026, between Sable Offshore Corp. and U.S. Bank Trust Company, National Association, as trustee.	8-K	4.2	7/2/26

4.3	Form of certificate representing the 6.5% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	4.3	7/2/26

10.1	Term Loan B Credit Agreement, dated as of July 2, 2026, among Sable Offshore Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto.	8-K	10.1	7/2/26

10.2	Senior Revolver Credit Agreement, dated as of July 2, 2026, among Sable Offshore Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders and issuing banks party thereto.	8-K	10.2	7/2/26

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABLE OFFSHORE CORP.

Date: November 9, 2026	By:	/s/ James C. Flores
	Name:	James C. Flores
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Gregory D. Patrinely
	Name:	Gregory D. Patrinely
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)